Form 10-Q
period 2017-06-30
Constellation Alpha Capital Corp.
filed 2017-08-14
CIK 1651944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-38118

CONSTELLATION ALPHA CAPITAL CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Emerald View, Suite 400 2054 Vista Parkway West Palm Beach, FL	33411
(Address of Principal Executive Offices)	(Zip Code)

(561) 404-9034
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of August 11, 2017, there were 18,530,000 shares of the Company’s ordinary shares issued and outstanding.

CONSTELLATION ALPHA CAPITAL CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED BALANCE SHEETS

	June 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$744,837	$25,000
Prepaid expenses	98,600	—
Total Current Assets	843,437	25,000

Deferred offering costs	—	169,742
Cash and marketable securities held in Trust Account	145,178,309	—
Total Assets	$146,021,746	$194,742

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$53,986	$4,498
Advances from related parties	4,236	168,037
Total Current Liabilities	58,222	172,535

Deferred underwriting fees	5,031,250	—
Total Liabilities	5,089,472	172,535

Commitments
Ordinary shares subject to possible redemption, 13,459,440 and -0- shares at redemption value as of June 30, 2017 and March 31, 2017, respectively	135,932,268	—

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 5,070,560 and 4,312,500 shares issued and outstanding (excluding 13,459,440 and -0- shares subject to possible redemption) as of June 30, 2017 and March 31, 2017, respectively	5,034,515	25,000
Accumulated deficit	(34,509)	(2,793)
Total Shareholders’ Equity	5,000,006	22,207
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$146,021,746	$194,742

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2017	2016

Operating costs	$22,525	$30
Loss from operations	(22,525)	(30)

Other income (loss):
Interest income	14,796	—
Unrealized loss on marketable securities held in Trust Account	(23,987)	—
Net loss	$(31,716)	$(30)

Weighted average shares outstanding, basic and diluted (1)	3,645,704	3,750,000

Basic and diluted net loss per common share	$(0.01)	$0.00

(1)	Excludes an aggregate of up to 13,459,440 shares subject to redemption at June 30, 2017 and an aggregate of 562,500 shares held by the sponsor that were subject to forfeiture at June 30, 2016 to the extent that the underwriters’ over-allotment was not exercised in full.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS JUNE 30, 2017

(Unaudited)

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – April 1, 2017	4,312,500	$25,000	$(2,793)	$22,207

Cancellation of ordinary shares issued to initial shareholder	(718,750)	—	—	—

Sale of 14,375,000 Units, net of underwriters discount and offering expenses	14,375,000	135,329,283	—	135,329,283

Sale of 561,250 Private Units	561,250	5,612,500	—	5,612,500

Ordinary shares subject to redemption	(13,459,440)	(135,932,268)	—	(135,932,268)

Net loss	—	—	(31,716)	(31,716)

Balance – June 30, 2017	5,070,560	$5,034,515	$(34,509)	$5,000,006

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(31,716)	$(30)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(14,796)	—
Unrealized loss on securities held in Trust Account	23,987	—
Changes in operating assets and liabilities:
Prepaid expenses	(98,600)	—
Accrued expenses	49,488	—
Net cash used in operating activities	(71,637)	(30)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(145,187,500)	—
Net cash used in investing activities	(145,187,500)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	140,875,000	—
Proceeds from sale of Private Units	5,612,500	—
Advances from related party	140,465	—
Repayment of advances from related party	(304,266)	—
Payment of offering costs	(344,725)	(1,750)
Net cash provided by (used in) financing activities	145,978,974	(1,750)

Net Change in Cash	719,837	(1,780)
Cash – Beginning	25,000	16,441
Cash – Ending	$744,837	$14,661

Non-Cash investing and financing activities:
Offering costs charge to additional paid in capital	$301,278	$—
Deferred underwriting fee payable	$5,031,250	$—
Initial classification of ordinary shares subject to possible redemption	$135,963,594	$—
Change in value of ordinary shares subject to possible redemption	$(31,326)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Constellation Alpha Capital Corp. (the “Company”) is a blank check company incorporated in the British Virgin Islands on July 31, 2015. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on healthcare services and manufacturing businesses in India.

At June 30, 2017, the Company had not yet commenced operations. All activity through June 30, 2017 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on June 19, 2017. On June 23, 2017, the Company consummated the Initial Public Offering of 14,375,000 units (“Units” and, with respect to the ordinary shares included in the Units, the “Public Shares”) at $10.00 per Unit, which includes a full exercise by the underwriters of their over-allotment option in the amount of 1,875,000 Units, generating gross proceeds of $143,750,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 561,250 Units (the “Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor, Centripetal, LLC (the “Sponsor”), and Cowen Investments, LLC (and their designees) (“Cowen Investments”), generating gross proceeds of $5,612,500, which is described in Note 4.

Following the closing of the Initial Public Offering on June 23, 2017, an amount of $145,187,500 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to its shareholders, as described below.

 Transaction costs amounted to $8,420,717, consisting of $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees (see Note 6) and $514,467 of Initial Public Offering costs. As of June 30, 2017, $744,837 of cash was held outside of the Trust Account and was available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement in connection with a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. Notwithstanding the foregoing, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 20% or more of the ordinary shares sold in the Initial Public Offering without the Company’s prior written consent.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor and Cowen Investments (the “Initial Shareholders”) have agreed (a) to vote their founder shares, the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their shares in conjunction with any such amendment, (c) not to redeem any shares (including the founder shares) and securities underlying the Private Units into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity; and (d) that the founder shares and securities underlying the Private Units shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to Public Shares they hold if the Company fails to complete its Business Combination.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering (or 21 months from the closing of the Initial Public Offering if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination within 18 months from the closing of the Initial Public Offering but has not completed the Business Combination within such 18 month period) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be less than $10.10 per Unit.

The Sponsor has agreed that it will indemnify the Company to the extent necessary to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company, but only if such a vendor or prospective target business does not execute such a waiver. However, the Sponsor may not be able to meet such obligation as the Company has not required its Sponsor to retain any assets to provide for its indemnification obligations, nor has the Company taken any further steps to ensure that the Sponsor will be able to satisfy any indemnification obligations that arise. Moreover, the Sponsor will not be liable to the Company’s public shareholders if it should fail to satisfy its obligations under this agreement and instead will only be liable to the Company. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's final prospectus as filed with the SEC on June 21, 2017, as well as the Company’s Form 8-K, as filed with the SEC on June 29, 2017. The interim results for the three months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending March 31, 2018 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2017.

Cash and marketable securities held in Trust Account

At June 30, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2017, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $8,420,717 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the three months ended June 30, 2017.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Ordinary shares subject to possible redemption at June 30, 2017 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 7,468,125 ordinary shares, and (2) rights sold in the Initial Public Offering and private placement that convert into 1,493,625 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 14,375,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,875,000 Units at $10.00 per Unit. Each Unit consists of one ordinary share, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one ordinary share (see Note 7). Each Public Warrant entitles the holder to purchase one-half (½) of one ordinary share at an exercise price of $11.50 per whole share (see Note 7). The Company will not issue fractional shares.

4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor and Cowen Investments purchased an aggregate of 561,250 Private Units for an aggregate purchase price of $5,612,500, of which 425,000 Private Units were purchased by the Sponsor and 136,250 Private Units were purchased by Cowen Investments. The proceeds from the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account.

The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 7. The holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees and provided the transferees agree to the same terms and restrictions as the permitted transferees of the founder shares must agree to) until after the completion of a Business Combination.

5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 31, 2015, the Company issued an aggregate of 1,437,500 founder shares to its initial shareholder for an aggregate purchase price of $25,000 in cash, or approximately $0.017 per share. On September 17, 2015, the Company effectuated a 2-for-1 sub-division of its ordinary shares resulting in an aggregate of 2,875,000 founder shares outstanding and held by the initial shareholder. On March 29, 2017, the Company effectuated a 1.5-for-1 sub-division of its ordinary shares resulting in an aggregate of 4,312,500 founder shares outstanding and held by the initial shareholder. On May 17, 2017, the Sponsor surrendered and returned to the Company, for nil consideration, an aggregate of 718,750 founder shares, which were cancelled, leaving an aggregate of 3,593,750 founder shares outstanding. In connection with the initial Public Offering, the Sponsor forfeited 136,250 founder shares, which such shares were cancelled and simultaneously issued to Cowen Investments for no additional consideration (see Note 6).

The 3,593,750 founder shares included an aggregate of up to 468,750 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the initial shareholder would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units). As a result of the underwriters’ election to exercise their over-allotment option in full, 468,750 founder shares are no longer subject to forfeiture.

The initial shareholder has agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until, with respect to 50% of the founder shares, the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as such amount may be adjusted) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the founder shares, upon one year after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Advances

During the three months ended June 30, 2017, the Company’s Chairman and Chief Executive Officer and the Company’s Chief Executive Officer advanced an aggregate of $140,465 to be used for the payment of costs related to the Initial Public Offering and for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. As of June 30, 2017, the Company has repaid $304,266 of such advances. Advances amounting to $4,236 and $168,037 were outstanding as of June 30, 2017 and March 31, 2017, respectively.

Administrative Service Fee

The Company entered into an agreement whereby, commencing on June 20, 2017 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company pays the Sponsor a monthly fee of $10,000 for office space, utilities and administrative services.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on June 19, 2017, the holders of the founder shares, Private Units and any Units that may be issued upon conversion of the Working Capital Loans (and underlying securities) are entitled to registration rights. The holders of 25% of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,875,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters fully exercised their over-allotment option, and such purchase was completed in connection with the completion of the Initial Public Offering.

The underwriters were paid cash underwriting discount of $2,875,000. In addition, the underwriters are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $5,031,250 in the aggregate. Of such amount, up to approximately 0.5% per Unit, or $718,750, may be paid to third parties not participating in the Initial Public Offering that assist the Company in consummating its Business Combination. The election to make such payments to third parties will be solely at the discretion of the Company, and such third parties will be selected by the Company in its sole and absolute discretion. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

In addition, the Sponsor forfeited 136,250 founder shares, which such shares were cancelled and simultaneously issued to Cowen Investments for no additional consideration (the “Cowen Shares”). The issuance of the Cowen Shares occurred simultaneously with the consummation of the Initial Public Offering. The Company accounted for the Cowen Shares as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated the fair value of the Cowen Shares to be $1,362,500 based upon the offering price of the Units of $10.00 per Unit. Cowen Investments has agreed not to transfer, assign or sell any of the Cowen Shares (except to certain permitted transferees) until, with respect to 50% of the Cowen Shares, the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share for any 20 trading days within any 30- trading day period commencing after a Business Combination, and with respect to the remaining 50% of the Cowen Shares, upon one year after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property. In addition, Cowen Investments (and/or its designees) has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Cowen Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the date of the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At June 30, 2017, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2017, there were 5,070,560 ordinary shares issued and outstanding (excluding 13,459,440 ordinary shares subject to possible redemption).

Rights — Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except the Private Warrants are exercisable for cash (even if a registration statement covering the ordinary shares issuable upon exercise of such Private Warrants is not effective) or on a cashless basis, at the holder’s option, and are be redeemable by the Company, in each case so long as they are still held by the Initial Shareholders or their affiliates.

The Company may call the warrants for redemption (excluding the Private Warrants):

•	in whole and not in part;
•	at a price of $.01 per warrant;
•	at any time while the Public Warrants are exercisable;
•	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder;
•	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18.00 per share, for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders; and
•	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2017 and March 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2017	March 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$145,178,309	$—

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Constellation Alpha Capital Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Centripetal, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on July 31, 2015 in the British Virgin Islands and formed for the purpose of entering into a Business Combination with one or more target businesses. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of Private Units that occurred simultaneously with the completion of our Initial Public Offering, our securities, debt or a combination of cash, securities and debt.

The issuance of additional ordinary shares or preferred stock:

●	may significantly dilute the equity interest of our investors who would not have pre-emption rights in respect of any such issuance;
●	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;
●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after our business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities June 30, 2017 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2017, we had a net loss of $31,716 consisting of operating costs of $22,525 and an unrealized loss on marketable securities held in our Trust Account of $23,987, offset by interest income on marketable securities held in our Trust Account of $14,796.

Liquidity and Capital Resources

On June 23, 2017, we consummated the Initial Public Offering of 14,375,000 Units, at a price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,875,000 Units at $10.00 per Unit, generating gross proceeds of $143,750,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 561,250 Private Units at a price of $10.00 per Unit, of which of which 425,000 Private Units were purchased by the Sponsor and 136,250 Private Units were purchased by Cowen Investments, generating gross proceeds of $5,612,500.

Following the Initial Public Offering and the exercise of the over-allotment option, a total of $145,187,500 was placed in the Trust Account. We incurred $8,420,717 in Initial Public Offering related costs, including $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees and $514,467 of Initial Public Offering costs.

As of June 30, 2017, we had marketable securities held in the Trust Account of $145,178,309, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay our income tax obligations. Since inception, we have not withdrawn any interest from the Trust Account.

As of June 30, 2017, we had cash of $744,837 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of June 30, 2017, we had accounts payable and accrued expenses of $53,986.

For the three months ended June 30, 2017, cash used in operating activities amounted to $71,637, mainly resulting from a net loss of $31,716, and interest earned on marketable securities held in the Trust Account of $14,796, offset by an unrealized loss on marketable securities held in the Trust Account of $23,987. Changes in our operating assets and liabilities used cash of $49,112.

We intend to use substantially all of the net proceeds of the Initial Public Offering and the sale of the Private Units, including the funds held in the Trust Account (excluding deferred underwriting commissions and taxes payable on interest earned on the Trust Account), to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our shares are used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be converted into Private Units of the post Business Combination entity at a price of $10.00 per Private Unit at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to consummate our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. We cannot provide any assurance that financing will be available to us on commercially acceptable terms, if at all. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on June 20, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through June 30, 2017 relates to our formation and the preparation for our Initial Public Offering and identifying a target company for a Business Combination. We did not have any financial instruments that were exposed to market risks at June 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated June 19, 2017 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated June 19, 2017 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of an aggregate of 561,250 units (inclusive of 56,250 units sold pursuant to the underwriters exercising their over-allotment option) at a price of $10.00 per unit, of which 425,000 units were sold to our Sponsor and 136,250 units were sold to Cowen Investments, generating total proceeds of $5,612,500.  Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each purchaser was an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds

On June 23, 2017, we consummated our Initial Public Offering of 14,375,000 units (inclusive of 1,875,000 units sold pursuant to the underwriters exercising their over-allotment option), with each unit consisting of one ordinary share, one warrant, each whole warrant entitling the holder to purchase one-half (1/2) of one ordinary share at a price of $11.50 and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of an initial business combination. No fractional shares will be issued upon exercise of the warrants. Each warrant will become exercisable on the later of the completion of our Business Combination or 12 months from the closing of the Initial Public Offering. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of our initial Business Combination or earlier upon redemption or liquidation.

The units in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $143,750,000. Cowen Investments acted as the sole book running manager and I-Bankers Securities, Inc. acted as co-manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-218093). The SEC declared the registration statements effective on June 19, 2017.

We paid a total of $2,875,000 in underwriting discounts and commissions and approximately $514,467 for other costs and expenses related to the Initial Public Offering.  In addition, the underwriters agreed to defer $5,031,250 in underwriting discounts and commissions, and up to this amount will be payable upon consummation of the Business Combination. After deducting the underwriting discounts and commissions (excluding the deferred portion of $5,031,250 in underwriting discounts and commissions, which will be released from the Trust Account upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the private placement was $145,973,033, of which $145,187,500 (or $10.10 per unit sold in the Initial Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION ALPHA CAPTIAL CORP.

Date: August 14, 2017		/s/ Rajiv Shukla
	Name:	Rajiv Shukla
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017		/s/ Craig Pollak
	Name:	Craig Pollak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

