Form 10-Q
period 2017-09-30
Constellation Alpha Capital Corp.
filed 2017-11-13
CIK 1651944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2017, there were 18,530,000 shares of the Company’s ordinary shares issued and outstanding.

CONSTELLATION ALPHA CAPITAL CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED BALANCE SHEETS

	September 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$607,093	$25,000
Prepaid expenses	97,701	—
Total Current Assets	704,794	25,000

Deferred offering costs	—	169,742
Cash and marketable securities held in Trust Account	145,529,399	—
Total Assets	$146,234,193	$194,742

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,122	$4,498
Advances from related parties	11,095	168,037
Total Current Liabilities	24,217	172,535

Deferred underwriting fees	5,031,250	—
Total Liabilities	5,055,467	172,535

Commitments
Ordinary shares subject to possible redemption, 13,451,345 and -0- shares at redemption value as of September 30, 2017 and March 31, 2017, respectively	136,178,725	—

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 5,078,655 and 4,312,500 shares issued and outstanding (excluding 13,451,345 and -0- shares subject to possible redemption) as of September 30, 2017 and March 31, 2017, respectively	4,788,058	25,000
Retained earnings/(Accumulated deficit)	211,943	(2,793)
Total Shareholders’ Equity	5,000,001	22,207
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$146,234,193	$194,742

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Operating costs	$104,638	$30	$127,163	$60
Loss from operations	(104,638)	(30)	(127,163)	(60)

Other income (loss):
Interest income	351,090	—	365,886	—
Unrealized loss on marketable securities held in Trust Account	—	—	(23,987)	—
Net income (loss)	$246,452	$(30)	$214,736	$(60)

Weighted average shares outstanding, basic and diluted (1)	5,070,560	3,750,000	4,362,025	3,750,000

Basic and diluted net loss per ordinary share	$(0.02)	$(0.00)	$(0.02)	$(0.00)

(1)	Excludes an aggregate of up to 13,451,345 shares subject to redemption at September 30, 2017 and an aggregate of 562,500 shares held by the sponsor that were subject to forfeiture at September 30, 2016 to the extent that the underwriters’ over-allotment was not exercised in full.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS SEPTEMBER 30, 2017

(Unaudited)

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – April 1, 2017	4,312,500	$25,000	$(2,793)	$22,207

Cancellation of ordinary shares issued to initial shareholders	(718,750)	—	—	—

Sale of 14,375,000 Units, net of underwriters discount and offering expenses	14,375,000	135,329,283	—	135,329,283

Sale of 561,250 Private Units	561,250	5,612,500	—	5,612,500

Ordinary shares subject to redemption	(13,451,345)	(136,178,725)	—	(136,178,725)

Net income	—	—	214,736	214,736

Balance – September 30, 2017	5,078,655	$4,788,058	$211,943	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$214,736	$(60)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(365,886)	—
Unrealized loss on securities held in Trust Account	23,987	—
Changes in operating assets and liabilities:
Prepaid expenses	(97,701)	—
Accounts payable and accrued expenses	8,624	—
Net cash used in operating activities	(216,240)	(60)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(145,187,500)	—
Net cash used in investing activities	(145,187,500)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	140,875,000	—
Proceeds from sale of Private Units	5,612,500	—
Advances received from related party	162,255	—
Repayment of advances from related party	(319,197)	(14,631)
Payment of offering costs	(344,725)	(1,750)
Net cash provided by (used in) financing activities	145,985,833	(16,381)

Net Change in Cash	582,093	(16,441)
Cash – Beginning	25,000	16,441
Cash – Ending	$607,093	$—

Non-Cash investing and financing activities:
Offering costs charge to additional paid in capital	$301,278	$—
Deferred underwriting fee payable	$5,031,250	$—
Initial classification of ordinary shares subject to possible redemption	$135,963,594	$—
Change in value of ordinary shares subject to possible redemption	$215,131	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

All activity through September 30, 2017 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective by the Securities and Exchange Commission (the “SEC”) on June 19, 2017. On June 23, 2017, the Company consummated the Initial Public Offering of 14,375,000 units (“Units” and, with respect to the ordinary shares included in the Units, the “Public Shares”) at $10.00 per Unit, which includes a full exercise by the underwriters of their over-allotment option in the amount of 1,875,000 Units, generating gross proceeds of $143,750,000, which is described in Note 3. Each Unit consists of one Public Share, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one ordinary share (see Note 7). Each Public Warrant entitles the holder to purchase one-half (½) of one ordinary share at an exercise price of $11.50 per whole share (see Note 7). The Company will not issue fractional shares.

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

Following the closing of the Initial Public Offering on June 23, 2017, an amount of $145,187,500 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

 Transaction costs amounted to $8,420,717, consisting of $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees (see Note 6) and $514,467 of Initial Public Offering costs. As of September 30, 2017, $607,093 of cash was held outside of the Trust Account and was available for working capital purposes.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. Notwithstanding the foregoing, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 20% or more of the ordinary shares sold in the Initial Public Offering without the Company’s prior written consent. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The Sponsor and Cowen Investments (the “Initial Shareholders”) have agreed (a) to vote their founder shares, the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their shares in conjunction with any such amendment, (c) not to redeem any shares (including the founder shares and Private Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity; and (d) that the founder shares and securities underlying the Private Units shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to Public Shares they hold if the Company fails to complete its Business Combination.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering (or 21 months from the closing of the Initial Public Offering if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination within 18 months from the closing of the Initial Public Offering but has not completed the Business Combination within such 18 month period) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be less than $10.10 per Unit. The Sponsor has agreed that it will indemnify the Company to the extent necessary to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company, but only if such a vendor or prospective target business does not execute such a waiver. However, the Sponsor may not be able to meet such obligation as the Company has not required its Sponsor to retain any assets to provide for its indemnification obligations, nor has the Company taken any further steps to ensure that the Sponsor will be able to satisfy any indemnification obligations that arise. Moreover, the Sponsor will not be liable to the Company’s public shareholders if it should fail to satisfy its obligations and instead will only be liable to the Company. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Prospectus as filed with the SEC on June 21, 2017, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 29, 2017. The interim results for the three and six months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending March 31, 2018 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017 and March 31, 2017.

Cash and marketable securities held in Trust Account

At September 30, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2017, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2017 and March 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the six months ended September 30, 2017 and 2016.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Weighted average shares as of September 30, 2016 were reduced for the effect of an aggregate of 562,500 ordinary shares that are subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). Ordinary shares subject to possible redemption at September 30, 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 7,468,125 ordinary shares, and (2) rights sold in the Initial Public Offering and private placement that convert into 1,493,625 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,	Six Months Ended September 30,
	2017	2017
Net income	$246,452	$214,736
Less: Income attributable to ordinary shares subject to redemption	(328,515)	(319,915)
Adjusted net loss	$(82,063)	$(105,179)

Weighted average shares outstanding, basic and diluted	5,070,560	4,362,025

Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 14,375,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,875,000 Units at $10.00 per Unit. Each Unit consists of one ordinary share, one Public Right and one Public Warrant. Each Public Right will convert into one-tenth (1/10) of one ordinary share (see Note 7). Each Public Warrant entitles the holder to purchase one-half (½) of one ordinary share at an exercise price of $11.50 per whole share (see Note 7). The Company will not issue fractional shares.

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

The Private Units are identical to the Units sold in the Initial Public Offering, except for the Private Warrants, as described in Note 7. The holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees and provided the transferees agree to the same terms and restrictions as the permitted transferees of the founder shares must agree to) until after the completion of a Business Combination.

5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 31, 2015, the Company issued an aggregate of 1,437,500 founder shares to its initial shareholders for an aggregate purchase price of $25,000 in cash, or approximately $0.017 per share. On September 17, 2015, the Company effectuated a 2-for-1 sub-division of its ordinary shares resulting in an aggregate of 2,875,000 founder shares outstanding and held by the initial shareholders. On March 29, 2017, the Company effectuated a 1.5-for-1 sub-division of its ordinary shares resulting in an aggregate of 4,312,500 founder shares outstanding and held by the initial shareholders. On May 17, 2017, the Sponsor surrendered and returned to the Company, for nil consideration, an aggregate of 718,750 founder shares, which were cancelled, leaving an aggregate of 3,593,750 founder shares outstanding. In connection with the Initial Public Offering, the Sponsor forfeited 136,250 founder shares, which such shares were cancelled and simultaneously issued to Cowen Investments for no additional consideration (see Note 6).

The 3,593,750 founder shares included an aggregate of up to 468,750 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units). As a result of the underwriters’ election to exercise their over-allotment option in full, 468,750 founder shares are no longer subject to forfeiture.

The initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until, with respect to 50% of the founder shares, the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as such amount may be adjusted) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the founder shares, upon one year after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Advances

Through September 30, 2017, the Company has received an aggregate of $347,635 in advances, of which $162,255 was received during the six months ended September 30, 2017, from the Company’s Chairman and Chief Executive Officer and the Company’s Chief Financial Officer to be used for the payment of costs related to the Initial Public Offering and for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. During the six months ended September 30, 2017, the Company has repaid $319,197 of such advances. Advances amounting to $11,095 and $168,037 were outstanding as of September 30, 2017 and March 31, 2017, respectively.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Administrative Services Arrangement

The Company entered into an agreement whereby, commencing on June 20, 2017 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company pays the Sponsor a monthly fee of $10,000 for office space, utilities and administrative services. For the three and six months ended September 30, 2017, the Company incurred $30,000 in fees for these services.

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

In addition, the Sponsor forfeited 136,250 founder shares, which such shares were cancelled and simultaneously issued to Cowen Investments for no additional consideration (the “Cowen Shares”). The issuance of the Cowen Shares occurred simultaneously with the consummation of the Initial Public Offering. The Company accounted for the Cowen Shares as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated the fair value of the Cowen Shares to be $1,362,500 based upon the offering price of the Units of $10.00 per Unit. Cowen Investments has agreed not to transfer, assign or sell any of the Cowen Shares (except to certain permitted transferees) until, with respect to 50% of the Cowen Shares, the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share for any 20 trading days within any 30- trading day period commencing after a Business Combination, and with respect to the remaining 50% of the Cowen Shares, upon one year after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property. In addition, Cowen Investments has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At September 30, 2017 and March 31, 2017, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2017, there were 5,078,655 ordinary shares issued and outstanding (excluding 13,451,345 ordinary shares subject to possible redemption). At March 31, 2017, there were 4,312,500 ordinary shares issued and outstanding, of which 562,500 were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full.

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2017 and March 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2017	March 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$145,529,399	$—

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination or to raise capital will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities prior to September 30, 2017 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities we hold as a result of the Initial Public Offering. There has been no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in pursuit of our acquisition plans.

For the three months ended September 30, 2017, we had net income of $246,452, consisting of operating costs of $104,638, offset by interest income on marketable securities held in our Trust Account of $351,090.

For the six months ended September 30, 2017, we had net income of $214,736, consisting of operating costs of $127,163 and an unrealized loss on marketable securities held in our Trust Account of $23,987, offset by interest income on marketable securities held in our Trust Account of $365,886.

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

As of September 30, 2017, we had marketable securities held in the Trust Account of $145,529,399, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay our income tax obligations. Since inception, we have not withdrawn any interest from the Trust Account.

As of September 30, 2017, we had cash of $607,093 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of September 30, 2017, we had accounts payable and accrued expenses of $13,122.

For the six months ended September 30, 2017, cash used in operating activities amounted to $216,240, mainly resulting from net income of $214,736, and interest earned on marketable securities held in the Trust Account of $365,886, offset by an unrealized loss on marketable securities held in the Trust Account of $23,987. Changes in our operating assets and liabilities used cash of $89,077.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through September 30, 2017 relates to our formation and the preparation for our Initial Public Offering and identifying a target company for a Business Combination. We did not have any financial instruments that were exposed to market risks at September 30, 2017.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

CONSTELLATION ALPHA CAPTIAL CORP.

Date: November 13, 2017		/s/ Rajiv Shukla
	Name:	Rajiv Shukla
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2017		/s/ Craig Pollak
	Name:	Craig Pollak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)