Form 10-Q
period 2017-12-31
Constellation Alpha Capital Corp.
filed 2018-02-13
CIK 1651944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 13, 2018, there were 18,530,000 shares of the Company’s ordinary shares issued and outstanding.

CONSTELLATION ALPHA CAPITAL CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED BALANCE SHEETS

	December 31, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$554,273	$25,000
Prepaid expenses	67,083	—
Total Current Assets	621,356	25,000

Deferred offering costs	—	169,742
Cash and marketable securities held in Trust Account	145,878,435	—
Total Assets	$146,499,791	$194,742

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$27,014	$4,498
Advances from related parties	11,095	168,037
Total Current Liabilities	38,109	172,535

Deferred underwriting fees	5,031,250	—
Total Liabilities	5,069,359	172,535

Commitments
Ordinary shares subject to possible redemption, 13,443,938 and -0- shares at redemption value as of December 31, 2017 and March 31, 2017, respectively	136,430,431	—

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 5,086,062 and 4,312,500 shares issued and outstanding (excluding 13,443,938 and -0- shares subject to possible redemption) as of December 31, 2017 and March 31, 2017, respectively	4,536,352	25,000
Retained earnings/(Accumulated deficit)	463,649	(2,793)
Total Shareholders’ Equity	5,000,001	22,207
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$146,499,791	$194,742

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Operating costs	$97,330	$—	$224,493	$60
Loss from operations	(97,330)	—	(224,493)	(60)

Other income (loss):
Interest income	360,898	—	726,784	—
Unrealized loss on marketable securities held in Trust Account	(11,862)	—	(35,849)	—
Net income (loss)	$251,706	$—	$466,442	$(60)

Weighted average shares outstanding, basic and diluted (1)	5,078,655	3,750,000	4,601,770	3,750,000

Basic and diluted net loss per ordinary share	$(0.01)	$0.00	$(0.04)	$(0.00)

(1)	Excludes an aggregate of up to 13,443,938 shares subject to redemption at December 31, 2017 and an aggregate of 562,500 shares held by the sponsor that were subject to forfeiture at December 31, 2016 to the extent that the underwriters’ over-allotment was not exercised in full.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS DECEMBER 31, 2017

(Unaudited)

	Ordinary Shares		(Accumulated Deficit)/Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – April 1, 2017	4,312,500	$25,000	$(2,793)	$22,207

Cancellation of ordinary shares issued to initial shareholders	(718,750)	—	—	—

Sale of 14,375,000 Units, net of underwriters discount and offering expenses	14,375,000	135,329,283	—	135,329,283

Sale of 561,250 Private Units	561,250	5,612,500	—	5,612,500

Ordinary shares subject to redemption	(13,443,938)	(136,430,431)	—	(136,430,431)

Net income	—	—	466,442	466,442

Balance – December 31, 2017	5,086,062	$4,536,352	$463,649	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$466,442	$(60)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Interest earned on marketable securities held in Trust Account	(726,784)	—
Unrealized loss on securities held in Trust Account	35,849	—
Changes in operating assets and liabilities:
Prepaid expenses	(67,083)	—
Accounts payable and accrued expenses	22,516	2,254
Net cash (used in) provided by operating activities	(269,060)	2,194

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(145,187,500)	—
Net cash used in investing activities	(145,187,500)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	140,875,000	—
Proceeds from sale of Private Units	5,612,500	—
Advances received from related party	162,255	—
Repayment of advances from related party	(319,197)	(14,631)
Payment of offering costs	(344,725)	(4,004)
Net cash provided by (used in) financing activities	145,985,833	(18,635)

Net Change in Cash	529,273	(16,441)
Cash – Beginning	25,000	16,441
Cash – Ending	$554,273	$—

Non-Cash investing and financing activities:
Offering costs charge to additional paid in capital	$301,278	$—
Deferred underwriting fee payable	$5,031,250	$—
Initial classification of ordinary shares subject to possible redemption	$135,963,594	$—
Change in value of ordinary shares subject to possible redemption	$466,837	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

All activity through December 31, 2017 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

 Transaction costs amounted to $8,420,717, consisting of $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees (see Note 6) and $514,467 of Initial Public Offering costs. As of December 31, 2017, $554,273 of cash was held outside of the Trust Account and was available for working capital purposes.

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(Unaudited)

The Sponsor and Cowen Investments (the “Initial Shareholders”) have agreed (a) to vote their founder shares, the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment, (c) not to redeem any shares (including the founder shares and Private Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity; and (d) that the founder shares and securities underlying the Private Units shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to Public Shares they hold if the Company fails to complete its Business Combination.

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Prospectus as filed with the SEC on June 21, 2017, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 29, 2017. The interim results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results to be expected for the year ending March 31, 2018 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017 and March 31, 2017.

Cash and marketable securities held in Trust Account

At December 31, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2017 and March 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s tax provision is zero because the Company is organized in the British Virgin Islands with no connection to any other taxable jurisdiction. As such, the Company has no deferred tax assets. The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Weighted average shares as of September 30, 2016 were reduced for the effect of an aggregate of 562,500 ordinary shares that are subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). Ordinary shares subject to possible redemption at December 31, 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 7,468,125 ordinary shares, and (2) rights sold in the Initial Public Offering and private placement that convert into 1,493,625 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2017	2017
Net income	$251,706	$466,442
Less: Income attributable to ordinary shares subject to redemption	(326,418)	(646,162)
Adjusted net loss	$(74,712)	$(179,720)

Weighted average shares outstanding, basic and diluted	5,078,655	4,601,770

Basic and diluted net loss per ordinary share	$(0.01)	$(0.04)

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(Unaudited)

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(Unaudited)

Related Party Advances

Through December 31, 2017, the Company has received an aggregate of $347,635 in advances, of which $162,255 was received during the nine months ended December 31, 2017 from the Company’s Chairman and Chief Executive Officer and the Company’s Chief Financial Officer to be used for the payment of costs related to the Initial Public Offering and for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. During the nine months ended December 31, 2017, the Company has repaid $319,197 of such advances. Advances amounting to $11,095 and $168,037 were outstanding as of December 31, 2017 and March 31, 2017, respectively.

Administrative Services Arrangement

The Company entered into an agreement whereby, commencing on June 20, 2017 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company pays the Sponsor a monthly fee of $10,000 for office space, utilities and administrative services. For the three and nine months ended December 31, 2017, the Company incurred $30,000 and $60,000, respectively, in fees for these services.

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

7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At December 31, 2017 and March 31, 2017, there are no preferred shares designated, issued or outstanding.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(Unaudited)

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2017, there were 5,086,062 ordinary shares issued and outstanding (excluding 13,443,938 ordinary shares subject to possible redemption). At March 31, 2017, there were 4,312,500 ordinary shares issued and outstanding, of which 562,500 were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full.

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2017 and March 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2017	March 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$145,878,435	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities prior to December 31, 2017 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities we hold as a result of the Initial Public Offering. There has been no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in pursuit of our acquisition plans.

For the three months ended December 31, 2017, we had net income of $251,706, consisting of interest income on marketable securities held in our Trust Account of $360,898, offset by operating costs of $97,330 and an unrealized loss on marketable securities held in our Trust Account of $11,862.

For the nine months ended December 31, 2017, we had net income of $466,442, consisting of interest income on marketable securities held in our Trust Account of $726,784, offset by operating costs of $224,493 and an unrealized loss on marketable securities held in our Trust Account of $35,849.

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

As of December 31, 2017, we had marketable securities held in the Trust Account of $145,878,435, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay our income tax obligations. Since inception, we have not withdrawn any interest from the Trust Account.

As of December 31, 2017, we had cash of $554,273 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of December 31, 2017, we had accounts payable and accrued expenses of $27,014.

For the nine months ended December 31, 2017, cash used in operating activities amounted to $269,060, mainly resulting from net income of $466,442 and an unrealized loss on marketable securities held in the Trust Account of $35,849, offset by interest earned on marketable securities held in the Trust Account of $726,784. Changes in our operating assets and liabilities used cash of $44,567.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through December 31, 2017 relates to our formation and the preparation for our Initial Public Offering and identifying a target company for a Business Combination. We did not have any financial instruments that were exposed to market risks at December 31, 2017.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

CONSTELLATION ALPHA CAPTIAL CORP.

Date: February 13, 2018		/s/ Rajiv Shukla
	Name:	Rajiv Shukla
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2018		/s/ Craig Pollak
	Name:	Craig Pollak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)