Form 10-K
period 2018-03-31
Constellation Alpha Capital Corp.
filed 2018-06-29
CIK 1651944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38118

CONSTELLATION ALPHA CAPITAL CORP.

British Virgin Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Emerald View, Suite 400

2054 Vista Parkway

West Palm Beach, FL 33411

(561) 404-9034

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Ordinary Shares, no par value per share

Rights, each exchangeable into one-tenth of one Ordinary Share

Warrants, each exercisable for one-half of one Ordinary Share

Units, each consisting of one Ordinary Share, one Right and one Warrant

Name of each exchange on which registered:

NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes   ☐   No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No   ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No   ☐.

The aggregate market value of the voting ordinary shares held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s ordinary shares on September 29, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Capital Market, was approximately $142.8 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 28, 2018, 18,530,000 ordinary shares of the registrant were outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K:

•    references to “we,” “us” or “the Company” refer to Constellation Alpha Capital Corp.;

•    references to “founder shares” refer to the 3,593,750 ordinary shares issued prior to our initial public offering (after giving effect to the share sub-divisions and cancellation effected prior to our initial public offering);

•    references to “initial shareholders” refer to the holders of the founder shares;

•    references to “ordinary shares” are to our ordinary shares, no par value;

•    references to our “public shares” and “public warrants” refer to ordinary shares and warrants which were sold as part of the units in our initial public offering and references to “public shareholders” and “public warrantholders” refer to the holders of our public shares and public warrants, including our sponsor and management team to the extent they purchase public shares or public warrants, provided that their status as “public shareholders” and “public warrantholders” shall exist only with respect to such public shares or public warrants;

•    references to “private units” refer to the units that we sold privately to our sponsor and Cowen Investments upon consummation of our initial public offering;

•    references to our “sponsor” refer to Centripetal, LLC; and

•    references to “Cowen Investments” refer to Cowen Investments LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•    ability to complete our initial business combination;

•    success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•    officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•    potential ability to obtain additional financing to complete our initial business combination;

•    pool of prospective target businesses;

•    the ability of our officers and directors to generate a number of potential investment opportunities;

•    potential change in control if we acquire one or more target businesses for stock;

•    the potential liquidity and trading of our securities;

•    the lack of a market for our securities;

•    use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•    financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

Item 1.	Business

Introduction

We are a blank check company incorporated in the British Virgin Islands as a business company with limited liability (meaning that our shareholders have no liability, as members of our company, for the liabilities of our company over and above the amount already paid for their shares) and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. Although we are not limited to a particular industry or geographic region, we intend to focus on healthcare services and manufacturing businesses in India.

On June 23, 2017, we consummated our initial public offering of 14,375,000 units (including 1,875,000 units sold pursuant to the underwriters exercising their over-allotment option), with each unit consisting of one ordinary share, one warrant, each whole warrant entitling the holder to purchase one-half of one ordinary share at a price of $11.50 per whole share and one right to receive one-tenth of one ordinary share upon the consummation of an initial business combination. No fractional shares will be issued upon exercise of the warrants. Each warrant will become exercisable on the later of the completion of our business combination or 12 months from the closing of our initial public offering. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of our initial business combination or earlier upon redemption or liquidation.

The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $143,750,000. Cowen Investments acted as the sole book running manager and I-Bankers Securities, Inc. acted as co-manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-218093), or our registration statement. The SEC declared our registration statement effective on June 19, 2017.

We paid a total of $2,875,000 in underwriting discounts and commissions and $514,467 for other costs and expenses related to our initial public offering.  In addition, the underwriters agreed to defer $5,031,250 in underwriting discounts and commissions, and up to this amount will be payable upon consummation of the business combination. After deducting the underwriting discounts and commissions (excluding the deferred portion of $5,031,250 in underwriting discounts and commissions, which will be released from the trust account upon consummation of the business combination, if consummated) and the estimated offering expenses, the total net proceeds from our initial public offering and the private placement was $145,973,033, of which $145,187,500 (or $10.10 per unit sold in our initial public offering) was placed in the trust account.

Business Strategy

With the election of the Modi government in 2013 and the subsequent reform of India’s economic and investment policies, India became the fastest growing economy with over $1 trillion in gross domestic product (GDP) in 2015 according to the World Bank. India’s economy is the world’s seventh largest in terms of GDP as reflected in U.S. dollars. Aided by the implementation of several regulatory reforms, including tax reform, a new bankruptcy code, and amendments to foreign investment regulations, among others, India is expected to remain the fastest growing BRIC (Brazil, Russia, India and China) economy in 2017 and 2018 as per the International Monetary Fund. And, by 2020, India is expected to become the world’s fifth largest economy assuming no change in GDP growth and exchange rates. As a result, the Indian stock indices have delivered strong returns to investors in comparison to other BRIC stock indices over the last three years. However, U.S. investors have limited access to India’s growth story, with only 12 Indian companies listed on U.S. exchanges.

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

Opportunities for organic growth and add-on acquisitions. We will seek targets that we believe we can grow both organically and through acquisitions. We intend to leverage the industry experience and financial acumen of our management team to identify additional operational improvement opportunities for the target business. In addition, we believe that we can utilize our extensive networks to source proprietary opportunities and execute transactions that will help the business or businesses we acquire grow through further acquisitions if appropriate or beneficial.

Offers an unrecognized value proposition. We will conduct due diligence with respect to potential business combination targets, with a goal of uncovering value that has been unrecognized and would allow us to invest in companies and buy assets at prices that we believe to be below intrinsic value. In the case of turnaround opportunities, we expect to only acquire companies where we can utilize our operating experience, industry networks and capital to implement a turnaround plan that addresses key aspects of underperformance. The ideal turnaround candidates are those that may require a recapitalization, improvements in working capital management, operational improvements that result in margin expansion, or those that could benefit from the application of new technology that could improve productivity or result in new business orders.

History of, or potential for, free cash flow generation. We will seek one or more businesses or assets that have a history of, or potential for, strong, stable free cash flow generation, with predictable and recurring revenue streams.

Experienced and motivated management team. We will seek one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We will focus on management teams with a track record of driving revenue growth, enhancing profitability and creating value for their shareholders.

Underperforming potential peak operational and/or financial performance capabilities. We believe that given our management team’s experience with value-oriented investing, we are well-positioned to identify targets where additional capital investment and effective sponsorship will result in improvements in operational and/or financial performance.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our sponsor and management team may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the United States Securities and Exchange Commission, or the SEC. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us. In addition, although we intend to focus on identifying business combination candidates in the healthcare services and manufacturing industries, we will consider a business combination candidate outside of these industries if we determine that such candidate offers an attractive opportunity for our company.

Our Management Team

Our management team is led by Mr. Rajiv Shukla, our Chairman and Chief Executive Officer. Mr. Shukla has a combination of investment and operating experience in India, the U.S. and the U.K. From June 2013 to May 2015, Mr. Shukla served as Chief Executive Officer of Pipavav Defence & Offshore Engineering Company (now Reliance Defence and Engineering Limited), India’s largest listed shipbuilding and defense manufacturing company. In this role, he led a team of approximately 4,000-employees through an operational restructuring that involved re-alignment of key business areas, several senior hires in the management team, submission of over $5 billion in new business bids to Indian and international clients and structuring of strategic alliances with global leaders in shipbuilding and defense. At Pipavav, he also successfully implemented one of India’s largest financial restructuring projects involving more than 25 banks and sold control to the Reliance ADA Group. From 2001 to 2006, Mr. Shukla served as Senior Director at Pfizer, Inc. In this role, he played a key role in several acquisitions: $60 billion acquisition of Pharmacia in 2003, $125 million acquisition of Meridica in 2004, $1.9 billion acquisition of Vicuron Pharmaceuticals in 2005, and acquisitions of Idun Pharmaceuticals in 2005 and Rinat Neuroscience in 2006. Mr. Shukla also led the operational integration of these organizations into Pfizer across multiple sites around the world. Mr. Shukla served as a Board Director of I-ven Medicare, India’s first hospital roll-up comprising control investments in Vikram Hospitals and Medica Synergie and significant minority stakes in Sahyadri Hospitals and RG Stone. Mr. Shuka also served as a Board Director of Ranbaxy Fine Chemicals Ltd, a roll-up of specialty chemicals and animal health businesses. In addition, Mr. Shukla served as a Board Director of Swiss Bio, a clinical CRO in the U.S., Bharat Biotech, India’s second largest vaccine company, three Indian specialty pharma companies with US FDA approved manufacturing facilities: Arch Pharmalabs, Malladi Drugs, Unimark Remedies, and Pipavav E-Complex, India’s biggest engineering facility. Between 2008 and 2013, Mr. Shukla worked as an investor at ICICI Venture, Morgan Stanley Investment Management and Citi Venture Capital International. Over his investment career, Mr. Shukla was involved with over 40 investments in healthcare companies across India, China, Brazil, Thailand, the U.S. and the U.K. Mr. Shukla served on the National Pharmaceuticals Committee of the Confederation of Indian Industry from 2007 to 2010. Mr. Shukla graduated from Harvard University with a Masters in Healthcare Management and Policy and a Bachelors in Pharmaceutics from the Indian Institute of Technology.

Mr. Craig Pollak has served as our Chief Financial Officer and Secretary since April 2017. Over the past fifteen years, Mr. Pollak has raised more than $10 billion from institutional and private investors across a diverse array of investment strategies. From February 2006 until December 2011 and from July 2013 until March 2017, Mr. Pollak served as the Head of Global Marketing at Ivory Investment Management, an equity value fund based in Los Angeles and New York. From January 2012 until June 2013, Mr. Pollak worked as a Managing Director at Guggenheim Fund Solutions, helping to build the firm’s alternative investment and managed account infrastructure. From July 2005 until January 2006, Mr. Pollak worked as Chief Executive Officer of Chapwood Capital, a start-up multi-manager hedge fund platform. From July 2002 to June 2005, Mr. Pollak worked at FrontPoint Partners, earning the titles of Managing Director and Head of New Product Development. From January 2001 until July 2002, Mr. Pollak worked as a Vice President in the Client Strategy Group of the Private Wealth Management department at Morgan Stanley Dean Witter where he built out the firm’s 10b5-1 trading desk. From September 1998 until January 2001, Mr. Pollak worked as a corporate lawyer at Cravath, Swaine & Moore advising healthcare clients on deals in the pharmaceutical, clinical laboratory, retail and PBM sectors as well as clients in banking, energy and media. Mr. Pollak graduated from Yale University with a Bachelor of Arts with honors in Economics and with a Juris Doctor cum laude from the New York University School of Law.

Our Board of Directors (our “Board”) consists of professionals with an extensive track record of leadership in operating roles and government policy. Dr. John Alexander is an Indian Administrative Services officer who has served as Cabinet Minister and Chief Secretary for Karnataka State, India’s seventh largest state with a population of over 60 million people, Commissioner of Bangalore City Municipal Corporation, Chairman of Bangalore Development Authority, State Urban Board, State Police Housing Corporation and Principal Secretary of Commerce and Industries Development. Dr. Alexander is the Chairman of the Board of Governors of Xavier Institute of Management and Entrepreneurship, a management education institute in Kochi, India. Dr. Alexander also served as Chairman of Karnataka Industrial Areas Development Board, Mangalore Chemicals & Fertilizers Ltd and Mysore Sales International Ltd. Dr. Alexander served as a Board Member of Pipavav Defense & Offshore Engineering Vikrant Tyres, Mysore Soap and Sandals, and Mysore Paper Mills. Since 1995, Dr. Alexander has served as a Board Member of Stumpp Schuele & Somappa, a company that converts 15,000 tons of steel into springs for the automotive industry, Transaction Analysts, a fintech company focused on digital payments, since 2011, and Navi Mumbai Smart City, a 75-square kilometer city being built adjacent to the site of the new Mumbai International airport, since 2012. Dr. Alexander graduated with a PhD in Philosophy from Karnataka University and Masters in English from Kerala University.

Mr. Alan Rosling has been awarded Queen’s honors, OBE and CBE, for his many contributions to industry and society. Early in his career, Mr. Rosling served on the Prime Minister John Major’s Policy Unit at 10 Downing Street. Mr. Rosling also served as Chairman of Jardine Matheson Group India and Executive Director on the Board of Tata Sons, which controls Tata Group, India’s biggest conglomerate accounting for over $100 billion in market capitalization as of April 2017. During his tenure, he directed numerous efforts to internationalize the Tata Group leading to the closure of 37 deals across the world. Since 2010, Mr. Rosling was a co-founder and served as a Director of Kiran Energy, operator of one of India’s biggest solar power plants, until May 2018. Since 2009, Mr. Rosling serves as Chairman of Griffin Growth Partners and as Director on the Boards of Coats Group, Plc, and Vyome Biosciences since 2015. Mr. Rosling served as a Director on the Board of LNGaz from 2013 to 2018. Mr. Rosling has served as a Member of the Vice Chancellor of Cambridge University’s Circle of Advisors on India, First Chairman of the Advisory Council for India of the City of London and Chairman of the British Business Group, Mumbai, Member of the Managing Committee of the Bombay Chamber of Commerce. Mr. Rosling graduated from Harvard Business School as Baker Scholar and Harkness Fellow and First Class Honors from Cambridge University.

Mr. Kewal Handa led Pfizer India as CEO for seven years. During his tenure, Mr. Handa led Pfizer India through the mergers with Parke-Davis/Warner-Lambert, Pharmacia, and Wyeth. Under his leadership, Pfizer was the first multi-national company to introduce branded generics in India. Mr. Handa has been hailed for his leadership skills with many of operational initiatives serving as case studies for learning. Earlier in his career, Mr. Handa served as CFO of Pfizer India and as Head of Pfizer Animal Health India. Since 2012, Mr. Handa serves as Promoter Director of Salus Lifecare and Managing Partner of Conexus Social Responsibility Services since 2013. He also serves as Chairman of Clariant Chemicals since 2016 and a Board Member of Mukta Arts Limited since 2014, Third Eye Productions LLP since 2013 and Greaves Cotton Ltd. since 2016. Previously, Mr. Handa served as a Board Director of ING Vysya Bank, Medybiz Pharma, and Alfa Laval. Mr. Handa served as President of All India Management Association, Chairman of the Pharmaceutical Committee - ASSOCHAM and Vice President of Organization of Pharmaceutical Producers of India. He was awarded the Pharma Professional of the Year in 2010, the Bharat Shiromani Award in 2007 and the India CFO 2004 award. Mr. Handa is a qualified Chartered Accountant with a Masters in Commerce. He also completed the Pfizer Leadership Development Program at Harvard University.

Past performance by our management team, including with respect to the foregoing and other examples in this Annual Report on Form 10-K, is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team's performance as indicative of our future performance. None of our officers or directors has had experience with any blank check companies in the past.

Sourcing of Potential Initial Business Combination Targets

Our management team and our sponsor have developed a broad network of contacts and corporate relationships. This network has been developed through their experience in sourcing, acquiring, operating, developing, growing, financing and selling businesses; reputation for integrity and fair dealing with sellers, capital providers and target management teams; and experience in executing transactions under varying economic and financial market conditions. This network has provided our management team and our sponsor with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team and our sponsor will provide us with an important source of business combination opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, private equity firms, consultants, accounting firms and business enterprises. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm, or independent investment banking firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Our officers and directors have agreed not to become involved with another publicly listed blank check company with a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), prior to us announcing an agreement to acquire our initial business combination, or the expiration of the period for us to announce and/or complete our initial business combination.

Effecting Our Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in connection with our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire substantially all of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than substantially all of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses even if the acquisitions of the target businesses are not closed simultaneously. Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. Furthermore, we may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 18 months from the closing of our initial public offering (or 21 months, as applicable). We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination within 18 months from the closing of our initial public offering (or 21 months, as applicable), we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the BVI Business Companies Act, 2004, or the Companies Act.

Following the redemption of public shares, we intend to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that we intend to enter voluntary liquidation following the redemption of public shareholders from the trust account, we do not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from our trust account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate to identify the company’s creditors, after which our remaining assets would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must complete his statement of account and make a notificational filing with the Registrar. We would be dissolved once the Registrar issues a Certificate of Dissolution.

Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares and private units if we fail to consummate our initial business combination within the applicable period from the closing of our initial public offering.

However, if our initial shareholders, or any of our officers, directors or affiliates acquire public shares in or after our initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless in the event we do not consummate our initial business combination within 18 months of the closing of our initial public offering (or 21 months, as applicable). We will pay the costs of our liquidation from our remaining assets outside of the trust account or interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

Additionally, in any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the liquidation amounts payable to them.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.10, plus interest (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses).

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.10 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, our sponsor may not be able to satisfy those obligations. Other than as described above, none of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy his indemnity obligations and believe that our sponsor’s only assets are securities of our company. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below $10.10 per share and our sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.10 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to funds not held in the trust account and the interest income earned on the balance of the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses) with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we are deemed insolvent for the purposes of the Insolvency Act, 2003 of the British Virgin Islands, or the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the Company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the Company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue”. A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to the British Virgin Islands Courts for an order setting aside that payment or transaction in whole or in part.

Additionally, if we enter insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account you may not be able to return to our public shareholders the liquidation amounts due them.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination within 18 months of the closing of our initial public offering (or 21 months, as applicable), (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or 21 months, as applicable) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Employees

We have two executive officers, neither of whom is paid a salary by us. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, ordinary shares, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our Annual Report on Form 10-K contains financial statements audited and reported on by our independent registered public accountants. Our filings are available to the public via the Internet at the SEC’s website located at http://www.sec.gov. You may also read and copy any document that we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. For more information, please call the SEC at 1-800-SEC-0330.

We will provide shareholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending March 31, 2019 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an emerging growth company as defined in the JOBS Act and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period exceeds $1.0 billion or our total revenues exceed $1.07 billion or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards.

Item 1A.	Risk Factors

Ownership of our securities involves a high degree of risk. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline and a holder of our securities could lose all or part of its investment. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

We have no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We have no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to consummate an initial business combination. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete an initial business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public shareholders do not support such a combination.

If we do not decide to hold a shareholder vote in conjunction with our initial business combination for business or other legal reasons (so long as shareholder approval is not required by the Companies Act or the rules of Nasdaq), or if we are deemed to be a foreign private issuer at such time, we will conduct redemptions pursuant to the tender offer rules of the SEC and our memorandum and articles of association. NASDAQ rules currently allow us to engage in a tender offer in lieu of a shareholder meeting, provided that we were not seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination unless we are deemed to be a foreign private issuer at such time). Furthermore, shareholder approval would not be required pursuant to the Companies Act if our initial business combination were structured as a purchase of assets, a purchase of stock of the target not involving a merger with us, or a merger of the target into a subsidiary of our company, or if we otherwise entered into contractual arrangements with a target to obtain control of such company. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination.

Our initial shareholders control a substantial interest in us and thus may exert substantial influence on actions requiring a shareholder vote, potentially in a manner that certain shareholders do not support.

Our initial shareholders own approximately 21% of our issued and outstanding ordinary shares. Accordingly, they may exert substantial influence on actions requiring a shareholder vote, potentially in a manner that certain shareholders do not support, including amendments to our memorandum and articles of association. If our initial shareholders purchase any units or additional ordinary shares in the open market or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In addition, our Board, is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board, only one-half of the Board will be considered for election and our initial shareholders, because of their ownership positions, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the consummation of our initial business combination.

The only opportunity for our public shareholders to affect the decision regarding a potential business combination may be limited to the exercise of their right to redeem their public shares from us for cash.

Because our Board may consummate our initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination. Accordingly, the only opportunity four our public shareholders to affect the decision regarding a potential business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with such business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Our memorandum and articles of association require us to provide all of our public shareholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our initial business combination, we may redeem up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001 upon the consummation of our initial business combination. If our initial business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its shareholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that public shareholders would have to wait for liquidation in order to redeem their shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, public shareholders would not receive their pro rata portion of the trust account until we liquidate. If you public shareholders are in need of immediate liquidity, they could attempt to sell their shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in our trust account. In either situation, public shareholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate or they are able to sell their shares in the open market.

The requirement that we complete our initial business combination within 18 months from the closing of our initial public offering (or 21 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 18 months from the closing of our initial public offering but have not completed our initial business combination within such 18-month period) may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within 18 months (or 21 months, as applicable) from the closing of our initial public offering. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 18 months from the closing of our initial public offering (or 21 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 18 months from the closing of our initial public offering but have not completed our initial business combination within such 18-month period). We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we are unable to consummate our initial business combination within the required time period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public shareholders from the trust account will be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up.

If we seek shareholder approval of our business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from shareholders, in which case they may influence a vote in favor of a proposed business combination that certain shareholders do not support.

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules (assuming we are not deemed to be a foreign private issuer at such time), our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Purchases of ordinary shares in the open market or in privately negotiated transactions by our sponsor, directors, officers, advisors or their affiliates may make it difficult for us to maintain the listing of our ordinary shares on a national securities exchange following the consummation of an initial business combination.

If our sponsor, directors, officers, advisors or their affiliates purchase ordinary shares in the open market or in privately negotiated transactions, the public “float” of our ordinary shares and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the business combination.

Holders of our securities will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate an investment in our securities, therefore, such holder may be forced to sell its securities, potentially at a loss.

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or 21 months, as applicable) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate an investment in our securities, a security holder may be forced to sell its securities, potentially at a loss.

Our security holders are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the consummation of our initial public offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, our security holders are not afforded the benefits or protections of those rules. Among other things, this means our securities are tradable and we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

If we seek shareholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules (assuming we are not deemed to be a foreign private issuer at such time), and if a shareholder or a “group” of shareholders are deemed to hold in excess of 20% of our ordinary shares, such shareholder or shareholders will lose the ability to redeem all such shares in excess of 20% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules (assuming we are not deemed to be a foreign private issuer at such time), our memorandum and articles of association provide that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering. A shareholder’s inability to redeem more than an aggregate of 20% of the shares sold in our initial public offering will reduce its influence over our ability to consummate our initial business combination and such shareholder could suffer a material loss on its investment in us if it sells such excess shares in open market transactions. As a result, such shareholder or shareholders will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell such shares in open market transactions, potentially at a loss.

If the funds not being held in the trust account are insufficient to allow us to operate for at least 18 months from the closing of our initial public offering (or 21 months, as applicable), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us to pay taxes, may not be sufficient to allow us to operate for 18 months from the closing of our initial public offering (or 21 months, as applicable), assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.10 per share, or potentially less than $10.10 per share, upon the redemption of our public shares, and our rights and warrants will expire worthless.

Subsequent to the consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If we liquidate, distributions, or part of them, may be delayed while the liquidator determines the extent of potential creditor claims.

Pursuant to, among other documents, our memorandum and articles of association, if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or 21 months, as applicable), this will trigger the required redemption of our ordinary shares using the available funds in the trust account, resulting in our repayment of available funds in the trust account. Following these actions, we will proceed to commence a voluntary liquidation and thereby a formal dissolution of the company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our remaining assets would be distributed.

As soon as our affairs are fully wound-up, if we were to liquidate, the liquidator must complete his statement of account and will then notify the Registrar of Corporate Affairs in the British Virgin Islands (the “Registrar”) that the liquidation has been completed. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands Court, which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

In any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the redemption amounts payable to them.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.10.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public shareholders, our sponsor has agreed (subject to certain exceptions described in our final prospectus filed with the SEC on June 21, 2017) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.10 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, it may not be able to meet such obligation. Therefore, the per-share distribution from the trust account may be less than $10.10, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public shareholders at least $10.10 per share. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share.

Our directors may decide not to enforce indemnification obligations against our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below $10.10 per share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.10 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are not subject to the supervision of the Financial Services Commission of the British Virgin Islands and so our shareholders are not protected by any regulatory inspections in the British Virgin Islands.

We are not an entity subject to any regulatory supervision in the British Virgin Islands by the Financial Services Commission. As a result, shareholders are not protected by any regulatory supervision or inspections by any regulatory agency in the British Virgin Islands and we not required to observe any restrictions in respect of our conduct save as disclosed our memorandum and articles of association.

If we are unable to consummate our initial business combination within 18 months from the closing of our initial public offering (or 21 months, as applicable), our public shareholders may be forced to wait beyond such 18 months (or 21 months, as applicable) before redemption from our trust account.

If we are unable to consummate our initial business combination within 18 months from the closing of our initial public offering (or 21 months, as applicable), we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected as required by our memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses) pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 18 months (or 21 months, as applicable) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon any such redemption of public shares as we are required to effect or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we are deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by the company may be deemed “voidable transactions.”

If we do not complete our initial business combination within 18 months from the closing of our initial public offering (or 21 months, as applicable), we will be required to redeem our public shares from the trust account pursuant to our memorandum and articles of association.

However, if at any time we are deemed insolvent for the purposes of the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), we are required to immediately enter insolvent liquidation. In these circumstances, a liquidator will be appointed who will give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our assets would be distributed. Following the process of insolvent liquidation, the liquidator will complete its final report and accounts and will then notify the Registrar. The liquidator may determine that he requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders. In such liquidation proceedings, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we cannot assure you we will be able to return to our public shareholders the amounts otherwise payable to them.

If we are deemed insolvent, then there are also limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would be, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue.” Where a payment was a risk of being a voidable transaction, a liquidator appointed over an insolvent company could apply to the British Virgin Islands Court for an order, inter alia, for the transaction to be set aside as a voidable transaction in whole or in part.

Our initial shareholders have waived their right to participate in any liquidation distribution with respect to their founder shares. We will pay the costs of our liquidation and distribution of the trust account from our remaining assets outside of the trust account. In addition, our sponsor has agreed that it will be liable to us, for all claims of creditors to the extent that we fail to obtain executed waivers from such entities in order to protect the amounts held in trust, except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we cannot assure you that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure you that a creditor or shareholder will not file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

If deemed to be insolvent, distributions made to public shareholders, or part of them, from our trust account may be subject to claw back in certain circumstances.

If we do not complete our initial business combination within 18 months from the closing of our initial public offering (or 21 months, as applicable), and instead distribute the aggregate amount then on deposit in the trust account (net of taxes payable and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those ordinary shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act (namely that our assets exceed our liabilities; and that we are able to pay our debts as they fall due). If, after the redemption proceeds are paid to public shareholders, it transpires that our financial position at the time was such that it did not satisfy the solvency test, the Companies Act provides a mechanism by which those proceeds could be recovered from public shareholders. However, the Companies Act also provides for circumstances where such proceeds could not be subject to claw back, namely where (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance of the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Our initial shareholders and Cowen Investments and their permitted transferees are entitled to demand that we register for resale 3,593,750 founder shares, 561,250 private units and underlying securities and 150,000 units, and underlying securities, issuable upon conversion of working capital loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the securities owned by our sponsor, holders of our private units or their respective permitted transferees are registered.

Because we are not limited to any particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, our shareholders are unable to ascertain the merits or risks of any particular target business’ operations.

Although we intend to focus on healthcare services and manufacturing businesses in India, we may pursue acquisition opportunities in any geographic region and in any business industry or sector. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet identified a specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

Past performance by our management team may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. Security holders should not rely on the historical record of our management team’s performance as indicative of the future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. None of our officers or directors has had experience with any blank check companies in the past.

We may seek investment opportunities outside of our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

There is no limitation on the industry or business sector we may consider when contemplating our initial business combination. We may therefore be presented with a business combination candidate in an industry unfamiliar to our management team, but determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of our management’s expertise, our management’s experience may not be directly applicable to the target business or their evaluation of its operations.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law or the rules of Nasdaq, or we decide to obtain shareholder approval for business or other legal reasons, and we are not deemed to be a foreign private issuer at such time, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and our rights and warrants will expire worthless.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders.

We are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Our Board will have significant discretion in choosing the standard used to establish the fair market value of the target acquisition. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.

Our memorandum and articles of association authorize the issuance of an unlimited amount of both ordinary shares of no par value and preferred shares of no par value. We may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. Although no such issuance of ordinary or preferred shares will affect the per share amount available for redemption from the trust account, the issuance of additional ordinary or preferred shares:

•	may significantly dilute the equity interest of investors in our initial public offering, who will not have pre-emption rights in respect of such an issuance;

•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights created by amendment of our memorandum and articles of association by resolution of the directors senior to those afforded our ordinary shares;

•	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and our rights and warrants will expire worthless.

We expect to be a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. Holders.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. taxpayer who holds our ordinary shares, rights or warrants, the U.S. taxpayer may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements.

The discussion below of the U.S. federal income tax consequences to “U.S. Holders” will apply to a beneficial owner of our securities that is for U.S. federal income tax purposes (i) an individual citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate whose income is includible in gross income for U.S. federal income tax purposes regardless of its source; (iv) a domestic partnership or (v) a trust if (A) a U.S. court can exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust, or (B) it has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

A foreign (i.e., non-U.S.) corporation will be classified as a PFIC for U.S. federal income tax purposes if either (i) at least 75% of its gross income in a taxable year, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is passive income or (ii) at least 50% of its assets in a taxable year (ordinarily determined based on fair market value and averaged quarterly over the year), including its pro rata share of the assets of any corporation in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets.

Because we are a blank check company, with no current active business, we believe that we were a PFIC for the taxable year ended July 31, 2017 and expect to be a PFIC for the taxable year ending July 31, 2018.

Upon request by a U.S. Holder, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” (“QEF”) election (as discussed herein), but there can be no assurance that we will timely provide such required information. If we do not timely provide such required information, a QEF election may not be available to U.S. Holders. There is also no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided. If we do not timely provide such required information, a QEF election may not be available to U.S. Holders.

Although our PFIC status is determined annually, an initial determination that our company is a PFIC will generally apply for subsequent years to a U.S. Holder who held ordinary shares, rights or warrants while we were a PFIC, whether or not we meet the test for PFIC status in those subsequent years. If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares, rights or warrants and, in the case of our ordinary shares, the U.S. Holder did not make either a timely QEF election for our first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) ordinary shares, as described below, such U.S. Holder generally will be subject to special rules with respect to (i) any gain recognized by the U.S. Holder on the sale or other disposition of its ordinary shares, rights or warrants and (ii) any “excess distribution” made to the U.S. Holder (generally, any distributions to such U.S. Holder during a taxable year of the U.S. Holder that are greater than 125% of the average annual distributions received by such U.S. Holder in respect of the ordinary shares during the three preceding taxable years of such U.S. Holder or, if shorter, such U.S. Holder’s holding period for the ordinary shares).

Under these rules:

•	the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for the ordinary shares, rights or warrants;

•	the amount allocated to the U.S. Holder’s taxable year in which the U.S. Holder recognized the gain or received the excess distribution, or to the period in the U.S. Holder’s holding period before the first day of our first taxable year in which we are a PFIC, will be taxed as ordinary income;

•	the amount allocated to other taxable years (or portions thereof) of the U.S. Holder and included in its holding period will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and

•	an additional tax equal to the interest charge generally applicable to underpayments of tax will be imposed on the U.S. Holder with respect to the tax attributable to each such other taxable year of the U.S. Holder.

In general, if we are determined to be a PFIC, a U.S. Holder will avoid the PFIC tax consequences described above in respect to our ordinary shares by making a timely and valid QEF election to include in income its pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, in each case whether or not distributed, in the taxable year of the U.S. Holder in which or with which our taxable year ends. A U.S. Holder generally may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any such taxes will be subject to an interest charge. In addition, such U.S. Holder will not be subject to the QEF inclusion regime with respect to such shares for any taxable year of us that ends within or with a taxable year of the U.S. Holder and in which we are not a PFIC. On the other hand, if the QEF election is not effective for each of our taxable years in which we are a PFIC and the U.S. Holder holds (or is deemed to hold) our ordinary shares, the PFIC rules discussed above will continue to apply to such shares unless the holder makes a purging election, as described above, and pays the tax and interest charge with respect to the gain inherent in such shares attributable to the pre-QEF election period.

A U.S. Holder may not make a QEF election with respect to its rights or warrants to acquire our ordinary shares. As a result, if a U.S. Holder sells or otherwise disposes of such rights or warrants (other than upon exercise of such rights or warrants) and we were a PFIC at any time during the U.S. Holder’s holding period of such rights or warrants, any gain recognized generally will be treated as an excess distribution, taxed as described above. If a U.S. Holder that exercises such rights or warrants properly makes a QEF election with respect to the newly acquired ordinary shares (or has previously made a QEF election with respect to our ordinary shares), the QEF election will apply to the newly acquired ordinary shares. Notwithstanding, the adverse tax consequences relating to PFIC shares, adjusted to take into account the current income inclusions resulting from the QEF election, will continue to apply with respect to such newly acquired ordinary shares (which generally will be deemed to have a holding period for purposes of the PFIC rules that includes the period the U.S. Holder held the rights or warrants), unless the U.S. Holder makes a purging election under the PFIC rules. Under the purging election, the U.S. Holder will be deemed to have sold such shares at their fair market value and any gain recognized on such deemed sale will be treated as an excess distribution, as described above. As a result of the purging election, the U.S. Holder will have a new basis and holding period in the ordinary shares acquired upon the exercise of the rights or warrants for purposes of the PFIC rules.

The QEF election is made on a shareholder-by-shareholder basis and, once made, can be revoked only with the consent of the IRS. A U.S. Holder generally makes a QEF election by attaching a completed IRS Form 8621 (Information Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing Fund), including the information provided in a PFIC annual information statement, to a timely filed U.S. federal income tax return for the tax year to which the election relates. Retroactive QEF elections generally may be made only by filing a protective statement with such return and if certain other conditions are met or with the consent of the IRS. U.S. Holders should consult their tax advisors regarding the availability and tax consequences of a retroactive QEF election under their particular circumstances.

If a U.S. Holder has made a QEF election with respect to our ordinary shares, and the excess distribution rules discussed above do not apply to such shares (because of a timely QEF election for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) such shares or a purge of the PFIC taint pursuant to a purging election, as described above), any gain recognized on the sale of our ordinary shares generally will be taxable as capital gain and no additional tax charge will be imposed under the PFIC rules. As discussed above, if we are a PFIC for any taxable year, a U.S. Holder of our ordinary shares that has made a QEF election will be currently taxed on its pro rata share of our earnings and profits, whether or not distributed for such year. A subsequent distribution of such earnings and profits that were previously included in income generally should not be taxable when distributed to such U.S. Holder. The tax basis of a U.S. Holder’s shares in a QEF will be increased by amounts that are included in income, and decreased by amounts distributed but not taxed as dividends, under the above rules. In addition, if we are not a PFIC for any taxable year, such U.S. Holder will not be subject to the QEF inclusion regime with respect to our ordinary shares for such a taxable year.

If we are a PFIC and our ordinary shares constitute “marketable stock,” a U.S. Holder may avoid the adverse PFIC tax consequences discussed above if such U.S. Holder, at the close of the first taxable year in which it holds (or is deemed to hold) our ordinary shares, makes a mark-to-market election with respect to such shares for such taxable year. Such U.S. Holder generally will include for each of its taxable years as ordinary income the excess, if any, of the fair market value of its ordinary shares at the end of such year over its adjusted basis in its ordinary shares. The U.S. Holder also will recognize an ordinary loss in respect of the excess, if any, of its adjusted basis of its ordinary shares over the fair market value of its ordinary shares at the end of its taxable year (but only to the extent of the net amount of previously included income as a result of the mark-to-market election). The U.S. Holder’s basis in its ordinary shares will be adjusted to reflect any such income or loss amounts, and any further gain recognized on a sale or other taxable disposition of its ordinary shares will be treated as ordinary income. Currently, a mark-to-market election may not be made with respect to rights or warrants.

The mark-to-market election is available only for “marketable stock,” generally, stock that is regularly traded on a national securities exchange that is registered with the Securities and Exchange Commission, including Nasdaq (on which we have listed the ordinary shares), or on a foreign exchange or market that the IRS determines has rules sufficient to ensure that the market price represents a legitimate and sound fair market value. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a mark-to-market election in respect to our ordinary shares under their particular circumstances.

If we are a PFIC and, at any time, have a foreign subsidiary that is classified as a PFIC, U.S. Holders generally would be deemed to own a portion of the shares of such lower-tier PFIC, and generally could incur liability for the deferred tax and interest charge described above if we receive a distribution from, or dispose of all or part of our interest in, the lower-tier PFIC or the U.S. Holders otherwise were deemed to have disposed of an interest in the lower-tier PFIC. We will endeavor to cause any lower-tier PFIC to provide to a U.S. Holder the information that may be required to make or maintain a QEF election with respect to the lower-tier PFIC. There can be no assurance that we will have timely knowledge of the status of any such lower-tier PFIC. In addition, we may not hold a controlling interest in any such lower-tier PFIC and thus there can be no assurance we will be able to cause the lower-tier PFIC to provide such required information. U.S. Holders are urged to consult their tax advisors regarding the tax issues raised by lower-tierPFICs.

A U.S. Holder that owns (or is deemed to own) shares in a PFIC during any taxable year of the U.S. Holder, may have to file an IRS Form 8621 (whether or not a QEF or market-to-market election is made) and such other information as may be required by the U.S. Treasury Department. Failure to do so, if required, will extend the statute of limitations until such required information is furnished to the IRS.

The rules dealing with PFICs and with the QEF and mark-to-market elections are very complex and are affected by various factors in addition to those described above. Accordingly, U.S. Holders of our ordinary shares, rights and warrants should consult their own tax advisors concerning the application of the PFIC rules to our securities under their particular circumstances.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Shareholders may have difficulty enforcing judgments against our management or our target business.

After the consummation of a business combination, it is likely that substantially all or a significant portion of our assets may be located outside of the United States and some of our officers and directors may reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Moreover, we have been advised that India does not have a treaty providing for the reciprocal recognition and enforcement of judgments of courts with the United States.

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our officers, directors and key personnel, some of whom may join us following our initial business combination. The loss of our officers, directors, or key personnel could negatively impact the operations and profitability of our business.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us. Additionally, we do not intend to have any full-time employees prior to the consummation of our initial business combination.

The role of such persons in the target business, however, cannot presently be ascertained. Although some of such persons may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. Our key personnel may not remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

Our officers also may become aware of business opportunities, which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties or contractual obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

The shares beneficially owned by our officers and directors may not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our officers and directors have waived their right to redeem their founder shares, private shares, shares underlying private rights or private warrants, or any other ordinary shares they acquire, or to receive distributions with respect to their founder shares, private shares, or shares underlying private rights or private warrants upon our liquidation if we are unable to consummate our initial business combination, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the trust account). Accordingly, these securities will be worthless if we do not consummate our initial business combination. Any rights and warrants they hold, like those held by the public, will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors, which may raise potential conflicts of interest.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our directors also serve as officers and board members for other entities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent account firm regarding the fairness to our shareholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our shareholders, whether or not a conflict of interest may exist.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete initial business combination. Furthermore, we may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering, and the sale of the private units, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

Our management team and our shareholders may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act. Even though we may own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Unlike many blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it easier for us to consummate our initial business combination with which a substantial majority of our shareholders do not agree.

Since we have no specified percentage threshold for redemption contained in our memorandum and articles of association, our structure is different in this respect from the structure that has been used by many blank check companies. Historically, blank check companies would not be able to consummate an initial business combination if the holders of such company’s public shares voted against a proposed business combination and elected to redeem more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold was typically between 19.99% and 39.99%. As a result, many blank check companies were unable to complete a business combination because the amount of shares voted by their public shareholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with its initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules (assuming we are not deemed to be a foreign private issuer at such time), have entered into privately negotiated agreements to sell their shares to us or our sponsor, officers, directors, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public shareholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Holders of rights and warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the rights and warrants will expire and holders will not receive any of such proceeds with respect to the rights and warrants. In this case, holders of rights and warrants are treated in the same manner as holders of rights and warrants of blank check companies whose units are comprised of shares, rights and warrants, as the rights and warrants in those companies do not participate in liquidating distributions. Nevertheless, the foregoing may provide a financial incentive to public shareholders to vote in favor of any proposed initial business combination as each of their rights would entitle the holder to receive one-tenth of one ordinary share upon the consummation of such business combination and each of their warrants would entitle the holder to purchase one-half of one ordinary share, resulting in an increase in their overall economic stake in our company. If a business combination is not approved, the rights and warrants will expire and will be worthless.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the public warrant at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of ordinary shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless. Notwithstanding the foregoing, the private warrants may be exercisable for unregistered ordinary shares for cash even if the prospectus relating to the ordinary shares issuable upon exercise of the warrants is not current and effective.

A public warrantholder will only be able to exercise a warrant if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No public warrants will be exercisable for cash and we will not be obligated to issue ordinary shares unless the ordinary shares issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to have our securities listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the ordinary shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our initial shareholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in the company.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders.

We may amend the terms of the rights in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding rights.

Our rights were issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of a majority of the then outstanding rights (including the private rights) in order to make any change that adversely affects the interests of the registered holders.

We have no obligation to net cash settle the rights or warrants.

In no event will we have any obligation to net cash settle the rights or warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the rights or warrants upon consummation of our initial business combination or exercise of the warrants. Accordingly, the rights and warrants may expire worthless.

Our outstanding rights and warrants may have an adverse effect on the market price of our ordinary shares and make it more difficult to effectuate our initial business combination.

We issued rights to receive 1,437,500 ordinary shares and warrants to purchase 7,187,500 of our ordinary shares, as part of the units offered in our initial public offering, and rights to receive 56,125 ordinary shares and warrants to purchase 280,625 of our ordinary shares, as part of a private placement, in each case, the warrants are exercisable at a price of $11.50 per whole share. In addition, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, make certain loans to us, up to $1,500,000 of which may be converted upon consummation of our initial business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 165,000 ordinary shares if $1,500,000 of notes were so converted (including 15,000 shares upon the closing of our initial business combination in respect of 150,000 rights included in such units), as well as 150,000 warrants to purchase 75,000 shares). To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional ordinary shares upon exercise of these rights and warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business transaction. Therefore, our rights and warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The ability of our public shareholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public shareholders may exercise redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public shareholders may have to remain shareholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait the full 18 months from the closing of our initial public offering (or 21 months, as applicable), in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

We intend to offer each public shareholder the option to vote in favor of the proposed business combination and still seek redemption of such shareholders’ shares.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder (but not our initial shareholders, officers or directors) the right to have his, her or its ordinary shares redeemed for cash (subject to the limitations described elsewhere in this report) regardless of whether such shareholder votes for or against such proposed business combination; provided that a shareholder must in fact vote for or against a proposed business combination in order to have his, her or its ordinary shares redeemed for cash. If a shareholder fails to vote for or against a proposed business combination, that shareholder would not be able to have his ordinary shares so redeemed. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding ordinary shares voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

A public shareholder that fails to vote either in favor of or against a proposed business combination will not be able to have his shares redeemed for cash.

In order for a public shareholder to have his shares redeemed for cash in connection with any proposed business combination, that public shareholder must vote either in favor of or against a proposed business combination. If a public shareholder fails to vote in favor of or against a proposed business combination, whether that shareholder abstains from the vote or simply does not vote, that shareholder would not be able to have his ordinary shares so redeemed to cash in connection with such business combination.

We will require public shareholders who wish to redeem their ordinary shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical stock certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our memorandum and articles of association, we are required to provide at least 10 days advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares. In the event that a shareholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem public shares, its shares may not be redeemed.

Additionally, despite our compliance with the proxy rules or tender offer rules, as applicable, shareholders may not become aware of the opportunity to redeem their shares.

Redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public shareholders who wish to redeem their ordinary shares in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our ordinary shares may decline during this time and shareholders may not be able to sell their securities when they wish to, even while other shareholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including private equity groups, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

The provisions of our memorandum and articles of association relating to the rights and obligations attaching to our ordinary shares may be amended prior to the consummation of our initial business combination with the approval of the holders of 65% (or 50% if for the purposes of approving, or in conjunction with, the consummation of our initial business combination) of our outstanding ordinary shares attending and voting on such amendment at the relevant meeting, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our memorandum and articles of association to facilitate the consummation of our initial business combination that a significant number of our shareholders may not support.

Many blank check companies have a provision in their charter, which prohibits the amendment of certain of its provisions, including those, which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our memorandum and articles of association provide that, prior to the consummation of our initial business combination, their provisions related to pre-business combination activity and the rights and obligations attaching to the ordinary shares, may be amended if approved by holders of 65% (or 50% if approved in connection with our initial business combination) of our outstanding ordinary shares attending and voting on such amendment. Prior to our initial business combination, if we seek to amend any provisions of our memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to our memorandum and articles of association. Other provisions of our memorandum and articles of association may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Following the consummation of our initial business combination, the rights and obligations attaching to our ordinary shares and other provisions of our memorandum and articles of association may be amended if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Our initial shareholders, which beneficially own approximately 21% of our ordinary shares, will participate in any vote to amend our memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business combination and the rights and obligations attaching to the ordinary shares behavior more easily that many blank check companies, and this may increase our ability to consummate our initial business combination with which certain shareholders do not agree. However, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem the public shares of any public shareholder without the consent of that holder, if we are unable to consummate our initial business combination within 18 months from the closing of our initial public offering (or 21 months, as applicable).

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and the rights and warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private units, including the interest earned on the proceeds held in the trust account that may be available to us for our initial business combination, will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and the rights and warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

If we do not hold an annual meeting of shareholders until after the consummation of our initial business combination, shareholders will not be afforded an opportunity to elect directors and to discuss company affairs with management until such time.

Unless otherwise required by law or the rules of Nasdaq, we do not currently intend to call an annual meeting of shareholders until after we consummate our initial business combination. If our shareholders want us to hold a meeting prior to our consummation of our initial business combination, they may do so by members holding not less than thirty percent of voting rights in respect of the matter for which the meeting is requested making a request in writing to the directors in accordance with Section 82(2) of the Companies Act. Under British Virgin Islands law, we may not increase the required percentage to call a meeting above thirty percent. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

Our securities may not continue to be listed on Nasdaq in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. Additionally, in connection with our business combination, Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a reduced liquidity with respect to our securities;

•	a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or IFRS, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 18-month (or 21-month, as applicable) time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending March 31, 2019. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We may re-domicile or continue out of the British Virgin Islands into, another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business or re-domicile or continue out of from the British Virgin Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation and the international nature of our business will likely subject us to foreign regulation.

Shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. federal courts may be limited, because we are incorporated under British Virgin Islands law.

We are a company incorporated under the laws of the British Virgin Islands. As a result, it may be difficult for holders of our securities to enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our memorandum and articles of association, the Companies Act and the common law of the British Virgin Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are governed by the Companies Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived from English common law, and whilst the decisions of the English courts are of persuasive authority, they are not binding on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law may not be as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while statutory provisions do exist in British Virgin Islands law for derivative actions to be brought in certain circumstances, shareholders in British Virgin Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a British Virgin Islands company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

The British Virgin Islands Courts are also unlikely:

•	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws where that liability is in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company; and

•	to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that the U.S. judgment:

•	the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;

•	is final and for a liquidated sum;

•	the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;

•	in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the court;

•	recognition or enforcement of the judgment would not be contrary to public policy in the British Virgin Islands; and

•	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

In appropriate circumstances, a British Virgin Islands Court may give effect in the British Virgin Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our Board, management or controlling shareholders than they would as public shareholders of a U.S. company.

Our memorandum and articles of association permit the Board by resolution to amend our memorandum and articles of association, including to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

Our memorandum and articles of association permit the Board by resolution to amend the memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the Board and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem our public shares if we are unable to consummate our initial business combination within 18 months from the closing of our initial public offering (or 21 months, as applicable).

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any September 30 before that time, in which case we would no longer be an emerging growth company as of the following March 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We may seek investment opportunities with a financially unstable business or in its early stages of development.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may face risks related to manufacturing companies.

Business combinations with manufacturing businesses entail special considerations and risks. If we acquire a target business in the manufacturing industry, we may be subject to, and possibly adversely affected by, the following risks:

•	Escalating price pressures from customers may adversely affect our business.

•	Significant declines in the production levels of our major customers could reduce our sales and harm our profitability.

•	The financial distress of major customers and within the supply base could significantly affect our operating performance.

•	The discontinuation of, loss of business or lack of commercial success, with respect to a particular product could reduce our sales and harm our profitability.

•	Work stoppages and similar events could significantly disrupt our business.

•	Our operations may be restricted by the terms of our credit agreements.

•	Inflation may adversely affect our profitability.

•	We could be negatively impacted by supplier shortages.

•	Warranty claims, product liability claims and product recalls could harm our business, results of operations and financial condition.

•	We may be involved from time to time in legal proceedings or commercial or contractual disputes, which could have an adverse effect on our business, results of operations and financial position.

•	We could be adversely impacted by environmental laws and regulations.

•	Developments or assertions by or against us relating to intellectual property rights could materially impact our business.

•	A disruption in our information technology systems could adversely affect our business and financial performance.

We may face risks related to healthcare services companies.

Business combinations with companies with operations in the healthcare and healthcare related wellness industries entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the healthcare and healthcare related wellness industries, we will be subject to, and possibly adversely affected by, the following risks:

•	Competition could reduce profit margins.

•	Our inability to comply with governmental regulations affecting the healthcare industry could negatively affect our operations.

•	An inability to license or enforce intellectual property rights on which our business may depend.

•	The success of our planned business following consummation of our initial business combination may depend on maintaining a well-secured business and technology infrastructure.

•	If we are required to obtain governmental approval of our products, the production of our products could be delayed and we could be required to engage in a lengthy and expensive approval process that may not ultimately be successful.

•	Changes in the healthcare related wellness industry and markets for such products affecting our customers or retailing practices could negatively impact customer relationships and our results of operations.

•	The healthcare industry is susceptible to significant liability exposure. If liability claims are brought against us following a business combination, it could materially adversely affect our operations.

•	Dependence of our operations upon third-party suppliers, manufacturers or contractors whose failure to perform adequately could disrupt our business.

•	A disruption in supply could adversely impact our business.

Risks Associated with Acquiring and Operating a Business Outside of the United States

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency redemption or corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, certain members of our management team will likely resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economy in India differs from the economies of most developed countries in many respects. Such economic growth has been uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because our business objective is to acquire one or more operating businesses with primary operations in India, changes in the exchange rate between the U.S. dollar and the currency of any relevant jurisdiction may affect our ability to achieve such objective. The exchange rate between the Indian Rupee (the “Rupee”) and the U.S. dollar has changed substantially in the last two decades and may fluctuate substantially in the future. If the U.S. dollar declines in value against the relevant currency, any business combination will be more expensive and therefore more difficult to complete. Furthermore, we may incur costs in connection with conversions between U.S. dollars and the relevant currency, which may make it more difficult to consummate a business combination.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in India are relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Corporate governance standards in foreign countries may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Companies in foreign countries may be subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a business combination. In particular, the assets and profits appearing on the financial statements of a foreign company may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. GAAP. By way of example, there may be substantially less publicly available information about Indian companies than there is about United States companies. Moreover, foreign companies may not be subject to the same degree of regulation as are United States companies with respect to such matters as insider trading rules, tender offer regulation, shareholder proxy requirements and the timely disclosure of information.

Legal principles relating to corporate affairs and the validity of corporate procedures, directors’ fiduciary duties and liabilities and shareholders’ rights for foreign corporations may differ from those that may apply in the United States, which may make the consummation of a business combination with a foreign company more difficult. We therefore may have more difficulty in achieving our business objective.

Because a foreign judiciary may determine the scope and enforcement of almost all of our target business’ material agreements under the law of such foreign jurisdiction, we may be unable to enforce our rights inside and outside of such jurisdiction.

The law of a foreign jurisdiction, such as India, may govern almost all of our target business’ material agreements, some of which may be with governmental agencies in such jurisdiction. We cannot assure you that the target business or businesses will be able to enforce any of their material agreements or that remedies will be available outside of such jurisdiction. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our future operations.

Risks Associated with Acquiring and Operating a Target Business with its Primary Operation in India

Our efforts in identifying a prospective target business are not be limited to a particular country, although we intend to focus on businesses in India. Accordingly, in addition to the risk factors above, we have set forth some of the primary risks we have identified in seeking to consummate our initial business combination with a company having its primary operations in India.

A slowdown in economic growth in India may adversely affect our business, financial condition, results of operations, the value of its equity shares and the trading price of our shares following our business combination.

Following the business combination, our results of operations and financial condition may be dependent on, and may be adversely affected by, conditions in financial markets in the global economy, and, particularly in India. The Indian economy could be adversely affected by various factors such as political or regulatory action, including adverse changes in liberalization policies, business corruption, social disturbances, terrorist attacks and other acts of violence or war, natural calamities, interest rates, inflation, commodity and energy prices and various other factors. Any slowdown in the Indian economy may adversely affect our business, financial condition, results of operations, value of our equity shares and the trading price of our shares following the business combination.

Regional hostilities, terrorist attacks, communal disturbances, civil unrest and other acts of violence or war involving India and other countries may result in a loss of investor confidence and a decline in the value of our equity shares and trading price of our shares following our business combination.

Terrorist attacks, civil unrest and other acts of violence or war may negatively affect the Indian markets in which we may operates our business following our business combination and also adversely affect the worldwide financial markets. In addition, India has from time to time experienced instances of civil unrest and hostilities among neighboring countries. Hostilities and tensions may occur in the future and on a wider scale. Military activity or terrorist attacks in India, such as the attacks in Mumbai in November 2008 and in July 2011, may result in investor concern about stability in the region, which may adversely affect the value of our equity shares and the trading price of our shares following our business combination. Events of this nature in the future, as well as social and civil unrest, could influence the Indian economy and could have an adverse effect on our business, including the value of equity shares and the trading price of our shares following our business combination.

The occurrence of natural disasters may adversely affect our business, financial condition and results of operations following our business combination.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires and pandemic disease may adversely affect our business, financial condition or results of operations following our business combination. The potential impact of a natural disaster on our results of operations and financial position is speculative, and would depend on numerous factors. The extent and severity of these natural disasters determines their effect on the Indian economy. Although the long term effect of diseases such as the H5N1 “avian flu”, or H1N1, the swine flu, cannot currently be predicted, previous occurrences of avian flu and swine flu had an adverse effect on the economies of those countries in which they were most prevalent. An outbreak of a communicable disease in India could adversely affect our business, financial condition and results of operations following our business combination. We cannot assure you that natural disasters will not occur in the future or that its business, financial condition and results of operations will not be adversely affected.

Any downgrade of credit ratings of the country in which the company we acquire does business may adversely affect our ability to raise debt financing following our business combination.

No assurance can be given that any rating organization will not downgrade the credit ratings of India’s sovereign foreign currency long-term debt, which reflect an assessment of the overall financial capacity of the government of India to pay its obligations and its ability to meet its financial commitments as they become due. Any downgrade could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our future variable rate debt and our ability to access the debt markets on favorable terms in the future. This could have an adverse effect on our financial condition following our business combination.

A decline in India’s foreign exchange reserves may affect liquidity and interest rates in the Indian economy.

According to a report released by Reserve Bank of India (RBI), India’s foreign exchange reserves totaled approximately US$413 billion as of June 1, 2018. India’s foreign exchange reserves have declined recently and may have negatively affected the valuation of the Indian Rupee. Further declines in foreign exchange reserves could adversely affect the valuation of the Indian Rupee and could result in reduced liquidity and higher interest rates that could adversely affect our future financial condition and the market price of our ordinary shares following the business combination.

Exchange controls that exist in India may limit our ability to utilize our cash flow effectively following a business combination.

Following a business combination, we will be subject to India’s rules and regulations on currency conversion. In India, the Foreign Exchange Regulation Act, or FERA, regulates the conversion of the Indian Rupee into foreign currencies. FERA provisions previously imposed restrictions on locally incorporated companies with foreign equity holdings in excess of 40% known as FERA companies. Following a business combination, we may be a FERA company as a result of our ownership structure. However, comprehensive amendments have been made to FERA to add strength to the liberalizations announced in their recent economic policies. Such companies are now permitted to operate in India without any special restrictions, effectively placing them on par with wholly Indian owned companies. In addition, foreign exchange controls have been substantially relaxed. Notwithstanding, the Indian foreign exchange market is not yet fully developed and we cannot assure you that the Indian authorities will not revert back to regulating FERA companies and impose new restrictions on the convertibility of the Indian Rupee. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of India.

Inflationary pressures may prompt the Indian government to take action to control the growth of the economy that could lead to a significant decrease in our profitability following our initial business combination.

Inflationary pressures in India could result in significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by the government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

Certain sectors of the Indian economy are subject to government regulations that limit foreign ownership, which may adversely affect our ability to achieve our business objective which is to acquire one or more operating businesses with primary operations in India.

The Indian government prohibits investments in certain sectors (not including the manufacturing sectors) and limits the ownership in certain other sectors. We intend healthcare services and avoid sectors in which foreign investment is disallowed. This could limit the possible number of acquisitions that are available for investment. The Indian government also regulates investments in certain other sectors (e.g. banking) by periodically reviewing and adjusting the permissible amount of foreign ownership. The management team will evaluate the risk associated with investments in sectors in which ownership is restricted. However, there can be no guarantee that management will be correct in its assessment of political and policy risk associated with investments in general and in particular in sectors that are regulated by the Indian government. Any changes in policy could have an adverse impact on our ability to achieve our business objective which is to acquire one or more operating businesses with primary operations in India.

If the relevant Indian authorities find us or the target business with which we ultimately complete a business combination to be in violation of any then existing Indian laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses; and

•	requiring that we restructure our ownership or operations.

If relations between the United States and India deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and India could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the Indian government in industries that may affect our ultimate target business. Changes in political conditions in India and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive.

Returns on investment in foreign companies may be decreased by withholding and other taxes.

Our investments will incur tax risk unique to investment in developing economies. Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of income tax in a developing economy. For example, under treaties with India and under local Indian income tax law, income is generally sourced in India and subject to Indian tax if paid from India. This is true whether or not the services or the earning of the income would normally be considered as from sources outside India in other contexts. Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure. Any withholding taxes paid by us on income from our investments in India may or may not be creditable on our income tax returns. We intend to seek to minimize any withholding tax or local tax otherwise imposed. However, there is no assurance that the foreign tax authorities will recognize application of such treaties to achieve a minimization of such tax. We may also elect to create foreign subsidiaries to effect the business combinations to attempt to limit the potential tax consequences of a business combination.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently maintain our principal executive offices at Emerald View, Suite 400, 2054 Vista Parkway, West Palm Beach, FL 33411. The cost for this space is included in the $10,000 per-month fee our sponsor charges us for general and administrative services pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services in our local area, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.	Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the ten years preceding the date of this report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our equity securities trade on the Nasdaq Capital Market. Each of our units consists of one ordinary share, one right and one warrant and trades on the Nasdaq Capital Market under the symbol “CNACU”. The ordinary shares, rights and warrants underlying our units began trading separately on the Nasdaq Capital Market under the symbols “CNAC,” “CNACR” and “CNACW,” respectively, on August 10, 2017. Each right entitles the holder to receive one-tenth of one ordinary share and each whole warrant entitles the holder to purchase one-half of one ordinary share at a price of $11.50 per whole share, subject to adjustment as described in our registration statement. The warrants will expire five years after the completion of our initial business combination unless redeemed earlier.

The following table shows, for the periods indicated, the high and low trade prices per share of our units, ordinary shares, rights and warrants as reported by Nasdaq.

Quarter Ended	Units		Ordinary Shares		Rights		Warrants
	High	Low	High	Low	High	Low	High	Low
2018
March 31	$11.21	$9.82	$9.95	$9.72	$0.483	$0.27	$0.377	$0.19

2017
December 31	$10.50	$8.22	$9.90	$9.55	$0.36	$0.25	$0.25	$0.195

September 30(1)	$10.30	$10.01	$9.78	$9.64	$0.35	$0.28	$0.30	$0.23

June 30, 2017 (June 20, 2017 – June 30, 2017)	$10.24	$10.00	$—	$—	$—	$—	$—	$—

(1)	Reflects the high and low trade prices of our ordinary shares, rights and warrants beginning as of August 10, 2017, the first day that the ordinary shares, rights and warrants underlying our units began trading separately.

Holders of Record

On June 25, 2018, there were approximately three holders of record of our units, three holders of record of our ordinary shares, one holder of record of our rights and one holder of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial business combination. The payment of any dividends subsequent to an initial business combination will be within the discretion of our Board at such time. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future. In addition, our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities

In August 2015, our sponsor purchased an aggregate of 1,437,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.017 per share. On September 17, 2015, we effectuated a 2-for-1 sub-division of our ordinary shares resulting in an aggregate of 2,875,000 founder shares outstanding and held by our initial shareholders. On March 29, 2017, we effectuated a 1.5-for-1 sub-division of our ordinary shares resulting in an aggregate of 4,312,500 founder shares outstanding and held by our initial shareholders. On May 17, 2017, our sponsor surrendered and returned to us, for nil consideration, an aggregate of 718,750 founder shares, which we cancelled, leaving an aggregate of 3,593,750 founder shares outstanding. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20.0% of the outstanding shares upon completion of this offering (excluding the private shares). Prior to the initial investment in us of $25,000 by our sponsor, we had no assets, tangible or intangible.

Simultaneously with the consummation of our initial public offering, we consummated a private placement of an aggregate of 561,250 units (inclusive of 56,250 units sold pursuant to the underwriters exercising their over-allotment option) at a price of $10.00 per unit, of which 425,000 units were sold to our Sponsor and 136,250 units were sold to Cowen Investments, generating total proceeds of $5,612,500. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each purchaser was an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds from our Initial Public Offering

On June 23, 2017, we consummated our initial public offering of 14,375,000 units (including 1,875,000 units sold pursuant to the underwriters exercising their over-allotment option), with each unit consisting of one ordinary share, one warrant, each whole warrant entitling the holder to purchase one-half of one ordinary share at a price of $11.50 per whole share and one right to receive one-tenth of one ordinary share upon the consummation of an initial business combination. No fractional shares will be issued upon exercise of the warrants. Each warrant will become exercisable on the later of the completion of our business combination or 12 months from the closing of our initial public offering. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of our initial business combination or earlier upon redemption or liquidation.

The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $143,750,000. Cowen Investments acted as the sole book running manager and I-Bankers Securities, Inc. acted as co-manager of the offering. The securities sold in the offering were registered under the Securities Act on our registration statement. The SEC declared our registration statement effective on June 19, 2017.

We paid a total of $2,875,000 in underwriting discounts and commissions and approximately $514,467 for other costs and expenses related to our initial public offering.  In addition, the underwriters agreed to defer $5,031,250 in underwriting discounts and commissions, and up to this amount will be payable upon consummation of the business combination. After deducting the underwriting discounts and commissions (excluding the deferred portion of $5,031,250 in underwriting discounts and commissions, which will be released from the trust account upon consummation of the business combination, if consummated) and the estimated offering expenses, the total net proceeds from our initial public offering and the private placement was $145,973,033, of which $145,187,500 (or $10.10 per unit sold in our initial public offering) was placed in the trust account.

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	March 31, 2018	March 31, 2017	For the period from July 31, 2015 (inception) through March 31, 2016
Income Statement Data:
Loss from operations	$(306,243)	$(60)	$(2,273)
Net income (loss)	856,407	(60)	(2,273)
Basic and diluted loss per share	(0.05)	(0.00)	(0.00)

	March 31, 2018	March 31, 2017	March 31, 2016
Balance Sheet Data:
Cash	$449,942	$25,000	$16,441
Cash and marketable securities held in Trust Account	146,350,150	—	—
Total assets	146,893,595	194,742	150,429
Ordinary shares subject to possible redemption	136,820,396	—	—
Total shareholders’ equity	5,000,001	22,207	22,267

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

 The issuance of additional ordinary shares or preferred stock:

•	may significantly dilute the equity interest of our investors who would not have pre-emption rights in respect of any such issuance;
•	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;
•	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for our securities.

 Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after our business combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our ordinary shares;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

 We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination or to raise capital will be successful.

Results of Operations

 We have neither engaged in any operations nor generated any revenues to date. Our only activities prior to March 31, 2018 were organizational activities, those necessary to consummate our initial public offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities we hold as a result of the initial public offering. There has been no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in pursuit of our acquisition plans.

For the year ended March 31, 2018, we had net income of $856,407, consisting of interest income on marketable securities held in our trust account of $1,208,066, offset by operating costs of $306,243 and an unrealized loss on marketable securities held in our trust account of $45,416.

For the year ended March 31, 2017, we had a net loss $60, consisting of operating costs.

For the period from July 31, 2015 (inception) through March 31, 2016, we had a net loss of $2,733, consisting of formation and operating costs.

Liquidity and Capital Resources

On June 23, 2017, we consummated our initial public offering of 14,375,000 Units, at a price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,875,000 Units at $10.00 per Unit, generating gross proceeds of $143,750,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 561,250 Private Units at a price of $10.00 per Unit, of which of which 425,000 Private Units were purchased by the Sponsor and 136,250 Private Units were purchased by Cowen Investments, generating gross proceeds of $5,612,500.

Following the initial public offering and the exercise of the over-allotment option, a total of $145,187,500 was placed in the trust account. We incurred $8,420,717 in initial public offering related costs, including $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees and $514,467 of initial public offering costs.

As of March 31, 2018, we had marketable securities held in the trust account of $146,350,150, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the trust account may be available to us to pay our income tax obligations. Since inception, we have not withdrawn any interest from the trust account.

As of March 31, 2018, we had cash of $449,942 held outside the trust account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a business combination, due diligence procedures and other general corporate uses. In addition, as of March 31, 2018, we had accounts payable and accrued expenses of $30,853.

For the year ended March 31, 2018, cash used in operating activities amounted to $373,391. Net income of $856,407 was impacted by interest earned on marketable securities held in the trust account of $1,208,066 and an unrealized loss on marketable securities held in the trust account of $45,416. Changes in our operating assets and liabilities used cash of $67,148.

For the year ended March 31, 2017, cash provided by operating activities amounted to $2,194. Net loss of $60 was offset by changes in our operating assets and liabilities, which provided $2,254 of cash.

For the period from July 31, 2015 (inception) through March 31, 2016, cash used in operating activities amounted to $489. Net loss of $2,733 was offset by changes in our operating assets and liabilities, which provided $2,244 of cash.

We intend to use substantially all of the net proceeds of our initial public offering and the sale of the private units, including the funds held in the trust account (excluding deferred underwriting commissions and taxes payable on interest earned on the trust account), to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our shares are used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

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

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be converted into private units of the post business combination entity at a price of $10.00 per private unit at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on June 20, 2017 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

All activity through March 31, 2018 relates to our formation and the preparation for our initial public offering and identifying a target company for a business combination. We did not have any financial instruments that were exposed to market risks at March 31, 2018.

Item 8.	Financial Statements and Supplementary Data

CONSTELLATION ALPHA CAPITAL CORP.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Constellation Alpha Capital Corp.

We have audited the accompanying balance sheets of Constellation Alpha Capital Corp. (the “Company”) as of March 31, 2018 and 2017, the related statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended March 31, 2018 and for the period from July 31, 2015 (inception) through March 31, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2018 and for the period from July 31, 2015 (inception) through March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2015.

New York, NY

June 29, 2018

CONSTELLATION ALPHA CAPITAL CORP.

BALANCE SHEETS

	March 31, 2018	March 31, 2017

ASSETS
Current Assets
Cash	$449,942	$25,000
Prepaid expenses	93,503	—
Total Current Assets	543,445	25,000

Deferred offering costs	—	169,742
Cash and marketable securities held in Trust Account	146,350,150	—
Total Assets	$146,893,595	$194,742

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$30,853	$4,498
Advances from related parties	11,095	168,037
Total Current Liabilities	41,948	172,535

Deferred underwriting fees	5,031,250	—
Total Liabilities	5,073,198	172,535

Commitments

Ordinary shares subject to possible redemption, 13,438,929 and -0- shares at redemption value as of March 31, 2018 and 2017, respectively	136,820,396	—

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 5,091,071 and 4,312,500 shares issued and outstanding (excluding 13,438,929 and -0- shares subject to possible redemption) as of March 31, 2018 and 2017, respectively	4,146,387	25,000
Retained earnings/(Accumulated deficit)	853,614	(2,793)
Total Shareholders’ Equity	5,000,001	22,207
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$146,893,595	$194,742

The accompanying notes are an integral part of the financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

STATEMENTS OF OPERATIONS

	Years Ended March 31,		For the Period from July 31, 2015 (inception) through
	2018	2017	March 31, 2016

Operating costs	$306,243	$60	$2,733
Loss from operations	(306,243)	(60)	(2,733)

Other income (loss):
Interest income	1,208,066	—	—
Unrealized loss on marketable securities held in Trust Account	(45,416)	—	—
Net income (loss)	$856,407	$(60)	$(2,733)

Weighted average shares outstanding, basic and diluted (1)	4,721,185	3,750,000	3,750,000

Basic and diluted net loss per ordinary share (2)	$(0.05)	$(0.00)	$(0.00)

(1)	Excludes an aggregate of up to 13,438,929 shares subject to redemption at March 31, 2018 and an aggregate of 562,500 shares held by the sponsor that were subject to forfeiture at March 31, 2017 and 2016 to the extent that the underwriters’ over-allotment was not exercised in full.

(2)	Net loss per ordinary share - basic and diluted excludes interest income attributable to ordinary shares subject to possible redemption of $1,086,961 for the year ended March 31, 2018 (see Note 2).

The accompanying notes are an integral part of the financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED MARCH 31, 2018 AND 2017 AND FOR THE
PERIOD FROM JULY 31, 2015 (INCEPTION) THROUGH MARCH 31, 2016

	Ordinary Shares		(Accumulated Deficit)/ Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – July 31, 2015 (inception)	—	$—	$—	$—

Issuance of ordinary shares to initial shareholder	4,312,500	25,000	—	25,000

Net loss	—	—	(2,733)	(2,733)

Balance – March 31, 2016	4,312,500	$25,000	$(2,733)	$22,267

Net loss	—	—	(60)	(60)

Balance – March 31, 2017	4,312,500	25,000	(2,793)	22,207

Cancellation of ordinary shares issued to initial shareholders	(718,750)	—	—	—

Sale of 14,375,000 Units, net of underwriters discount and offering expenses	14,375,000	135,329,283	—	135,329,283

Sale of 561,250 Private Units	561,250	5,612,500	—	5,612,500

Ordinary shares subject to redemption	(13,438,929)	(136,820,396)	—	(136,820,396)

Net income	—	—	856,407	856,407

Balance – March 31, 2018	5,091,071	$4,146,387	$853,614	$5,000,001

The accompanying notes are an integral part of the financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

STATEMENTS OF CASH FLOWS

	Years Ended March 31,		For the Period from July 31, 2015 (inception) through
	2018	2017	March 31, 2016
Cash Flows from Operating Activities:
Net income (loss)	$856,407	$(60)	$(2,733)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Interest earned on marketable securities held in Trust Account	(1,208,066)	—	—
Unrealized loss on securities held in Trust Account	45,416	—	—
Changes in operating assets and liabilities:
Prepaid expenses	(93,503)	—	—
Accounts payable and accrued expenses	26,355	2,254	2,244
Net cash (used in) provided by operating activities	(373,391)	2,194	(489)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(145,187,500)	—	—
Net cash used in investing activities	(145,187,500)	—	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	140,875,000	—	—
Proceeds from sale of Private Units	5,612,500	—	—
Proceeds from issuance of ordinary shares to initial shareholder	—	—	25,000
Advances received from related party	162,255	56,750	125,918
Repayment of advances from related party	(319,197)	(14,631)	—
Payment of offering costs	(344,725)	(35,754)	(133,988)
Net cash provided by financing activities	145,985,833	6,365	16,930

Net Change in Cash	424,942	8,559	16,441
Cash – Beginning	25,000	16,441	—
Cash – Ending	$449,942	$25,000	$16,441

Non-Cash investing and financing activities:
Offering costs charged to additional paid in capital	$301,278	$—	$—
Deferred underwriting fee payable	$5,031,250	$—	$—
Initial classification of ordinary shares subject to possible redemption	$135,963,594	$—	$—
Change in value of ordinary shares subject to possible redemption	$856,802	$—	$—

The accompanying notes are an integral part of the financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

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

All activity through March 31, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

 Transaction costs amounted to $8,420,717, consisting of $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees (see Note 6) and $514,467 of Initial Public Offering costs. As of March 31, 2018, $449,942 of cash was held outside of the Trust Account and was available for working capital purposes.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. Notwithstanding the foregoing, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 20% or more of the ordinary shares sold in the Initial Public Offering without the Company’s prior written consent. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2018 and 2017.

Cash and marketable securities held in Trust Account

At March 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2018 and 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Weighted average shares as of March 31, 2017 and 2016 were reduced for the effect of an aggregate of 562,500 ordinary shares that are subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). Ordinary shares subject to possible redemption at March 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 7,468,125 ordinary shares, and (2) rights sold in the Initial Public Offering and private placement that convert into 1,493,625 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Years Ended March 31,		For the Period from July 31, 2015 (inception) through
	2018	2017	March 31, 2016
Net income (loss)	$856,407	$(60)	$(2,733)
Less: Income attributable to ordinary shares subject to redemption	(1,086,961)	—	—
Adjusted net loss	$(230,554)	$(60)	$(2,733)

Weighted average shares outstanding, basic and diluted	4,721,185	3,750,000	3,750,000

Basic and diluted net loss per ordinary share	$(0.05)	$(0.00)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

Related Party Advances

Through March 31, 2018, the Company received an aggregate of $347,635 in advances, of which $162,255 was received during the year ended March 31, 2018 from the Company’s Chairman and Chief Executive Officer and the Company’s Chief Financial Officer to be used for the payment of costs related to the Initial Public Offering and for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. During the year ended March 31, 2018, the Company has repaid $319,197 of such advances. Advances amounting to $11,095 and $168,037 were outstanding as of March 31, 2018 and 2017, respectively.

Administrative Services Arrangement

The Company entered into an agreement whereby, commencing on June 20, 2017 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company pays the Sponsor a monthly fee of $10,000 for office space, utilities and administrative services. For the year ended March 31, 2018, the Company incurred $90,000 in fees for these services, of which $20,000 is included in accounts payable and accrued expenses in the accompanying balance sheets.

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

7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At March 31, 2018 and 2017, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2018, there were 5,091,071 ordinary shares issued and outstanding (excluding 13,438,929 ordinary shares subject to possible redemption). At March 31, 2017, there were 4,312,500 ordinary shares issued and outstanding, of which 562,500 were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2018	March 31, 2017
Assets:
Marketable securities held in Trust Account	1	$146,350,150	$—

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

9. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table presents summarized unaudited quarterly financial data for each of the four quarters in the years ended March 31, 2018 and 2017. The data has been derived from the Company’s unaudited financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Financial Statements and Notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended March 31, 2018
Operating costs	$22,525	$104,638	$97,330	$81,750
Unrealized loss on marketable securities	$(23,987)	$—	$(11,862)	$(9,567)
Interest income	$14,796	$351,090	$360,898	$481,282
Net income (loss)	$(31,716)	$246,452	$251,706	$389,965
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.01)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended March 31, 2017
Operating expenses	$30	$30	$—	$—
Net loss	$(30)	$(30)	$—	$—
Basic and diluted loss per share	$(0.00)	$(0.00)	$—	$—

10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.	Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Rajiv Shukla	43	Chairman of the Board and Chief Executive Officer
Craig Pollak	47	Chief Financial Officer and Secretary
Dr. John Alexander	79	Director
Alan Rosling	55	Director
Kewal Handa	65	Director

Rajiv Shukla has served as Chairman of the Board and Chief Executive Officer since our inception. He has a combination of investment and operating experience in India, the U.S. and the U.K. From June 2013 to May 2015, Mr. Shukla served as Chief Executive Officer of Pipavav Defence & Offshore Engineering Company (now Reliance Defence and Engineering Limited), India’s largest listed shipbuilding and defense manufacturing company. In this role, he led a team of approximately 4,000-employees through an operational restructuring that involved re-alignment of key business areas, several senior hires in the management team, submission of over $5 billion in new business bids to Indian and international clients and structuring of strategic alliances with global leaders in shipbuilding and defense. At Pipavav, he also successfully implemented one of India’s largest financial restructuring projects involving more than 25 banks and sold control to the Reliance ADA Group. From 2001 to 2006, Mr. Shukla served as Senior Director at Pfizer, Inc. In this role, he played a key role in several acquisitions: $60 billion acquisition of Pharmacia in 2003, $125 million acquisition of Meridica in 2004, $1.9 billion acquisition of Vicuron Pharmaceuticals in 2005, and acquisitions of Idun Pharmaceuticals in 2005 and Rinat Neuroscience in 2006. Mr. Shukla also led the operational integration of these organizations into Pfizer across multiple sites around the world. Mr. Shukla served as a Board Director of I-ven Medicare, India’s first hospital roll-up comprising control investments in Vikram Hospitals and Medica Synergie and significant minority stakes in Sahyadri Hospitals and RG Stone. Mr. Shuka also served as a Board Director of Ranbaxy Fine Chemicals Ltd, a roll-up of specialty chemicals and animal health businesses. In addition, Mr. Shukla served as a Board Director of Swiss Bio, a clinical CRO in the U.S., Bharat Biotech, India’s second largest vaccine company, three Indian specialty pharma companies with US FDA approved manufacturing facilities: Arch Pharmalabs, Malladi Drugs, Unimark Remedies, and Pipavav E-Complex, India’s biggest engineering facility. Between 2008 and 2013, Mr. Shukla worked as an investor at ICICI Venture, Morgan Stanely Investment Management and Citi Venture Capital International. Over his investment career, Mr. Shukla was involved with over 40 investments in healthcare companies across India, China, Brazil, Thailand, the U.S. and the U.K. Mr. Shukla served on the National Pharmaceuticals Committee of the Confederation of Indian Industry from 2007 to 2010. Mr. Shukla graduated from Harvard University with a Masters in Healthcare Management and Policy and a Bachelors in Pharmaceutics from the Indian Institute of Technology. We believe that Mr. Shukla is well qualified to serve as a director because of his wide range of experience in capital market and operating activities in India and globally as well as his experience serving as a director of companies in India and globally.

Craig Pollak has served as our Chief Financial Officer and Secretary since April 2017. Over the past fifteen years, Mr. Pollak has raised more than $10 billion from institutional and private investors across a diverse array of investment strategies. From February 2006 until December 2011 and from July 2013 until March 2017, Mr. Pollak served as the Head of Global Marketing at Ivory Investment Management, an equity value fund based in Los Angeles and New York. From January 2012 until June 2013, Mr. Pollak worked as a Managing Director at Guggenheim Fund Solutions, helping to build the firm’s alternative investment and managed account infrastructure. From July 2005 until January 2006, Mr. Pollak worked as Chief Executive Officer of Chapwood Capital, a start-up multi-manager hedge fund platform. From July 2002 to June 2005, Mr. Pollak worked at FrontPoint Partners, earning the titles of Managing Director and Head of New Product Development. From January 2001 until July 2002, Mr. Pollak worked as a Vice President in the Client Strategy Group of the Private Wealth Management department at Morgan Stanley Dean Witter where he built out the firm’s 10b5-1 trading desk. From September 1998 until January 2001, Mr. Pollak worked as a corporate lawyer at Cravath, Swaine & Moore advising healthcare clients on deals in the pharmaceutical, clinical laboratory, retail and PBM sectors as well as clients in banking, energy and media. Mr. Pollak graduated from Yale University with a Bachelor of Arts with honors in Economics and with a Juris Doctor cum laude from the New York University School of Law.

Dr. John Alexander has served as a director since June 19, 2017. Dr. Alexander is an Indian Administrative Services officer who has served as Cabinet Minister and Chief Secretary for Karnataka State, India’s seventh largest state with a population of over 60 million people, Commissioner of Bangalore City Municipal Corporation, Chairman of Bangalore Development Authority, State Urban Board, State Police Housing Corporation and Principal Secretary of Commerce and Industries Development. Dr. Alexander is the Chairman of the Board of Governors of Xavier Institute of Management and Entrepreneurship, a management education institute in Kochi, India. Dr. Alexander also served as Chairman of Karnataka Industrial Areas Development Board, Mangalore Chemicals & Fertilizers Ltd and Mysore Sales International Ltd. Dr. Alexander served as a Board Member of Pipavav Defense & Offshore Engineering Vikrant Tyres, Mysore Soap and Sandals, and Mysore Paper Mills. Since 2005, Dr. Alexander has served as a Board Member of Stumpp Schuele & Somappa, a company that converts 15,000 tons of steel into springs for the automotive industry, Transaction Analysts, a fintech company focused on digital payments, since 2011, and Navi Mumbai Smart City, a 75-square kilometer city being built adjacent to the site of the new Mumbai International airport, since 2012. Dr. Alexander graduated with a PhD in Philosophy from Karnataka University and Masters in English from Kerala University. We believe that Dr. Alexander is well qualified to serve as a director because of his experience serving in government and as a director of companies in India.

Alan Rosling has served as a director since June 19, 2017. Mr. Rosling has been awarded Queen’s honors, OBE and CBE, for his many contributions to industry and society. Early in his career, Mr. Rosling served on the Prime Minister John Major’s Policy Unit at 10 Downing Street. Mr. Rosling also served as Chairman of Jardine Matheson Group India and Executive Director on the Board of Tata Sons, which controls Tata Group, India’s biggest conglomerate accounting for over $100 billion in total capitalization as of April 2017. During his tenure, he directed numerous efforts to internationalize the Tata Group leading to the closure of 37 deals across the world. Since 2010, Mr. Rosling was a co-founder and served as a Director of Kiran Energy, operator of one of India’s biggest solar power plants, until May 2018. Since 2009, Mr. Rosling has served as Chairman of Griffin Growth Partners and as Director on the Boards of Coats Group, Plc. and Vyome Biosciences since 2015. Mr. Rosling served as a Director on the Board of LNGaz from 2013 to 2018. Mr. Rosling has served as a Member of the Vice Chancellor of Cambridge University’s Circle of Advisors on India, First Chairman of the Advisory Council for India of the City of London and Chairman of the British Business Group, Mumbai, Member of the Managing Committee of the Bombay Chamber of Commerce. Mr. Rosling graduated from Harvard Business School as Baker Scholar and Harkness Fellow and First Class Honors from Cambridge University. We believe that Mr. Rosling is well qualified to serve as a director because of his wide range of experience in operating activities in India and globally as well as his experience serving as a director of companies in India and globally.

Kewal Handa has served as a director since June 19, 2017. Mr. Handa led Pfizer India as CEO for seven years. During his tenure, Mr. Handa led Pfizer India through the mergers with Parke-Davis/Warner-Lambert, Pharmacia, and Wyeth. Under his leadership, Pfizer was the first multi-national company to introduce branded generics in India. Mr. Handa has been hailed for his leadership skills with many of operational initiatives serving as case studies for learning. Earlier in his career, Mr. Handa served as CFO of Pfizer India and as Head of Pfizer Animal Health India. Since 2012, Mr. Handa serves as Promoter Director of Salus Lifecare and Managing Partner of Conexus Social Responsibility Services since 2013. He also serves as Chairman of Clariant Chemicals since 2016 and a Board Member of Mukta Arts Limited since 2014, Third Eye Productions LLP since 2013 and Greaves Cotton Ltd. since 2016. Previously, Mr. Handa served as a Board Director of ING Vysya Bank, Medybiz Pharma, and Alfa Laval. Mr. Handa served as President of All India Management Association, Chairman of the Pharmaceutical Committee — ASSOCHAM and Vice President of Organization of Pharmaceutical Producers of India. He was awarded the Pharma Professional of the Year in 2010, the Bharat Shiromani Award in 2007 and the India CFO 2004 award. Mr. Handa is a qualified Chartered Accountant with a Masters in Commerce. He also completed the Pfizer Leadership Development Program at Harvard University. We believe that Mr. Handa is well qualified to serve as a director because of his wide range of experience in strategic planning and corporate development, as well as operating activities, in India and globally, in the healthcare sector and other sectors, as well as his experience serving as a director of companies in India and globally.

Number and Terms of Office of Officers and Directors

Our Board is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Alexander and Handa, will expire at the first annual meeting. The term of office of the second class of directors, consisting of Messrs. Shukla and Rosling, will expire at the second annual meeting. We may not hold an annual meeting until after we consummate our initial business combination.

Our officers are elected by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our memorandum and articles of association as it deems appropriate. Our memorandum and articles of association provide that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, one or more vice-presidents, secretaries and treasurers and such other offices as may be determined by the Board.

Committees of the Board of Directors

Our Board has a standing audit committee and compensation committee.

Audit Committee

We have established an audit committee of the Board. Messrs. Alexander, Rosling and Handa serve as members of our audit committee. Mr. Handa serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Messrs. Alexander, Rosling and Handa are independent.

Each member of the audit committee is financially literate and our Board has determined that Mr. Handa qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Subject to the requirement of law or the Nasdaq market rules, we have established a compensation committee of the Board. The members of our Compensation Committee are Messrs. Alexander and Rosling. Mr. Alexander serves as chairman of the compensation committee. The compensation committee charter details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation in executive session at which the Chief Executive Officer is not present;

•	reviewing and approving the compensation of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Messrs. Alexander, Rosling and Handa. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics, our audit committee charter and our compensation committee charter as exhibits to our registration statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officer, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended March 31, 2018, all filing requirements applicable to our officer, directors and greater than ten percent beneficial owners were complied with.

Item 11.	Executive Compensation

We pay our sponsor a total of $10,000 per month, which funds pay for office space, utilities, secretarial and administrative services. This arrangement was agreed to by an affiliate of our Chairman and Chief Executive Officer for our benefit and is not intended to provide such affiliate of our Chairman and Chief Executive Officer compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Except as set forth above, no compensation will be paid to our sponsor, officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors review on a quarterly basis all payments made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the Board for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our Board.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None.

Compensation Committee Report

Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on that review and discussion, the compensation committee recommended to the Company’s board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Dr. John Alexander

Alan Rosling

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of June [●], 2018, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the sponsor warrants as these warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K.

We have based our calculation of the percentage of beneficial ownership on 18,530,000 ordinary shares outstanding on June [●], 2018.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Centripetal, LLC(2)	3,882,500	21.0%
Rajiv Shukla(2)	3,882,500	21.0%
Craig Pollak(3)	-	-
Dr. John Alexander(3)	-	-
Alan Rosling(3)	-	-
Kewal Handa(3)	-	-
All directors and executive officers as a group (five individuals)	3,882,500	21.0%
Polar Asset Management Partners Inc.(4)	3,144,759	17.0%
Fir Tree Capital Management LP(5)	1,249,999	6.7%
HGC Investment Management Inc.(6)	988,215	5.3%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the persons and entities is Emerald View, Suite 400, 2054 Vista Parkway, West Palm Beach, FL 33411.
(2)	Represents shares held by our sponsor, Centripetal, LLC. The shares held by our sponsor are beneficially owned by Rajiv Shukla, our Chairman and Chief Executive Officer and the managing member of our sponsor, who has sole voting and dispositive power over the shares held by our sponsor.
(3)	Such individual does not beneficially own any of our ordinary shares. However, he has a pecuniary interest in our ordinary shares through his ownership of membership interests in our sponsor.
(4)	According to a Schedule 13G filed with the SEC on February 29, 2018 on behalf of Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment manager to Polar Multi Strategy Master Fund, a Cayman Islands exempted company and certain managed accounts. The business address of this shareholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto Ontario M5H 2Y4, Canada.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2018 on behalf of Fir Tree Capital Management LP, a Delaware limited partnership. The business address of this shareholder is 55 West 46th Street, 29th Floor, New York, New York 10036.
(6)	According to a Schedule 13G filed with the SEC on February 1, 2018 on behalf of HGC Investment Management Inc., a company incorporated under the laws of Canada, which serves as the investment manager to HGC Arbitrage Fund LP, an Ontario limited partnership. The business address of this shareholder is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On August 31, 2015 we issued an aggregate of 1,437,500 founder shares to our initial shareholders for an aggregate purchase price of $25,000 in cash, or approximately $0.017 per share. On September 17, 2015, we effectuated a 2-for-1 sub-division of our ordinary shares resulting in an aggregate of 2,875,000 founder shares outstanding and held by our initial shareholders. On March 29, 2017, we effectuated a 1.5-for-1 sub-division of our ordinary shares resulting in an aggregate of 4,312,500 founder shares outstanding and held by our initial shareholders. On May 17, 2017, our sponsor surrendered and returned to us, for nil consideration, an aggregate of 718,750 founder shares, which we cancelled, leaving an aggregate of 3,593,750 founder shares outstanding.

Our initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until, with respect to 50% of the founder shares, the earlier of (i) one year after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination, with respect to the remaining 50% of the founder shares, upon one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Our sponsor purchased an aggregate of 425,000 private units in a private placement that occurred simultaneously with the closing of our initial public offering. Our sponsor has agreed not to transfer, assign or sell any of the shares included in the private units and the respective ordinary shares underlying the private rights and private warrants included in the private units until after the completion of our initial business combination.

An affiliate of our Chairman and Chief Executive Officer agreed, from the date that our securities are first listed on Nasdaq through the earlier of our consummation of our initial business combination and our liquidation, to make available to us office space, utilities and secretarial and administrative services, as we may require from time to time. We have agreed to pay our sponsor $10,000 per month, which funds will be used to pay for the aforementioned services. However, this arrangement is for our benefit and is not intended to provide such affiliate of our Chairman and Chief Executive Officer with compensation in lieu of salary. We believe, based on rents and fees for similar services in our local area, that the fee charged by such affiliate of our Chairman and Chief Executive Officer is at least as favorable as we could have obtained from an unaffiliated person.

Other than the $10,000 per-month administrative fee as described above and reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is). Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will be responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the offering proceeds held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 165,000 ordinary shares if $1,500,000 of notes were so converted (including 15,000 shares upon the closing of our initial business combination in respect of 150,000 rights included in such units), as well as 150,000 warrants to purchase 75,000 shares).

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm, or independent investment banking firm that our initial business combination is fair to our company from a financial point of view.

We have entered into a registration rights agreement with respect to the founder shares and private units, and the securities underlying the private units.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all conflicts of interest, except under guidelines approved by the Board (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is fair to the Company and on the same basis as would apply if the transaction did not involve a related party. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we have obtained an opinion from an independent investment banking firm and the approval of a majority of our disinterested and independent directors (if we have any at that time) that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Messrs. Alexander, Rosling and Handa are “independent directors” as defined in the Nasdaq listing standards.

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed to our Company by Marcum LLP for the years ended March 31, 2018 and 2017are as follows:

	Year Ended March 31, 2018	Year Ended March 31, 2017
Audit Fees(1)	$58,765	$10,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$58,765	$10,000

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and financial statements included in our registration statement on Form S-1 and this Annual Report on Form 10-K, for the review of our unaudited interim consolidated financial statements included in our Quarterly Reports on Form 10-Q for the first three quarters of the fiscal year and for fees incurred related to other SEC filings.
(2)	Audit-Related Fees consist of fees incurred for accounting consultations, due diligence in connection with planned acquisitions and research services.
(3)	Tax Fees consist of fees incurred for tax compliance, planning and advisory services and due diligence in connection with planned acquisitions.
(4)	All Other Fees consist of products and services provided, other than the products and services described in the other rows of the foregoing table.

Our audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Marcum LLP, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).  The audit committee may form and delegate authority to one or more of its members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such members to grant pre-approvals shall be presented to the audit committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.

(3)    Exhibits: Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated June 19, 2017, between the Company and Cowen and Company, LLC, as representative of the underwriters.
3.1(1)	Amended and Restated Memorandum of Association.
4.1(1)	Warrant Agreement, dated June 19, 2017, between the Company and Continental Stock Transfer & Trust Company.
4.3(1)	Rights Agreement, dated June 19, 2017, between the Company and Continental Stock Transfer & Trust Company.
10.1(1)	Investment Management Trust Agreement, dated June 19, 2017, between the Company and Continental Stock Transfer & Trust Company.
10.2(1)	Registration Rights Agreement, dated June 19, 2017, between the Company and securityholders
10.3(1)	Letter Agreement, dated June 19, 2017, among the Company and each of the sponsor, directors and officers of the Company.
10.4(1)	Letter Agreement, dated June 19, 2017, between the Company and Centripetal, LLC, the Company’s sponsor, regarding administrative support.
10.5(4)	Securities Purchase Agreement, dated August 31, 2015, between the Company and Centripetal, LLC.
10.6(4)	Amended and Restated Unit Purchase Agreement, dated May 17, 2017, between the Company and sponsor.
10.7(2)	Second Amended and Restated Unit Purchase Agreement, dated June 14, 2017, between the Company and sponsor.
10.8(4)	Unit Purchase Agreement, dated May 17, 2017, between the Company and Cowen Investments LLC.
10.9(2)	Amended and Restated Unit Purchase Agreement between the Company and Cowen Investments LLC.
10.10(3)	Form of Indemnity Agreement.
14(3)	Form of Code of Ethics.
99.1(3)	Audit Committee Charter.
99.2(3)	Compensation Committee Charter.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Calculation Linkbase
101.LAB***	XBRL Taxonomy Label Document
101.PRE***	XBRL Definition Linkbase Document
101.DEF***	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 23, 2017.
(2)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on June 14, 2017.
(3)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on June 9, 2017.
(4)	Incorporated by reference to an exhibit to the Company’s Form S-1, filed with the SEC on May 18, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION ALPHA CAPITAL CORP.

/s/ Rajiv Shukla
Name:	Rajiv Shukla
Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Craig Pollak
Name:	Craig Pollak
Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

 Date: June 29, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rajiv Shukla and Craig Pollak, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Rajiv Shukla	Chairman of the Board and Chief Executive Officer	June 29, 2018
Rajiv Shukla

/s/ Craig Pollak	Chief Financial Officer and Secretary	June 29, 2018
Craig Pollak

/s/ Dr. John Alexander	Director	June 29, 2018
Dr. John Alexander

/s/ Alan Rosling	Director	June 29, 2018
Alan Rosling

/s/ Kewal Handa	Director	June 29, 2018
Kewal Handa