Form 10-Q
period 2018-06-30
Constellation Alpha Capital Corp.
filed 2018-08-10
CIK 1651944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 9, 2018, there were 18,530,000 shares of the Company’s ordinary shares issued and outstanding.

CONSTELLATION ALPHA CAPITAL CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED BALANCE SHEETS

	June 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$385,560	$449,942
Prepaid expenses	67,504	93,503
Total Current Assets	453,064	543,445

Marketable securities held in Trust Account	146,952,108	146,350,150
Total Assets	$147,405,172	$146,893,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$98,642	$30,853
Advances from related parties	11,095	11,095
Total Current Liabilities	109,737	41,948

Deferred underwriting fees	5,031,250	5,031,250
Total Liabilities	5,140,987	5,073,198

Commitments
Ordinary shares subject to possible redemption, 13,427,259 and 13,438,929 shares at redemption value as of June 30, 2018 and March 31, 2018, respectively	137,264,184	136,820,396

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 5,102,741 and 5,091,071 shares issued and outstanding (excluding 13,427,259 and 13,438,929 shares subject to possible redemption) as of June 30, 2018 and March 31, 2018, respectively	3,702,599	4,146,387
Retained earnings	1,297,402	853,614
Total Shareholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$147,405,172	$146,893,595

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2018	2017

Operating costs	$158,170	$22,525
Loss from operations	(158,170)	(22,525)

Other income (loss):
Interest income	649,640	14,796
Unrealized loss on marketable securities held in Trust Account	(47,682)	(23,987)
Net income (loss)	$443,788	$(31,716)

Weighted average shares outstanding, basic and diluted (1)	5,091,071	3,645,704

Basic and diluted net loss per ordinary share	$(0.02)	$(0.01)

(1)	Excludes an aggregate of up to 13,427,259 and 13,459,440 shares subject to redemption at June 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$443,788	$(31,716)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(649,640)	(14,796)
Unrealized loss on securities held in Trust Account	47,682	23,987
Changes in operating assets and liabilities:
Prepaid expenses	25,999	(98,600)
Accounts payable and accrued expenses	67,789	49,488
Net cash used in operating activities	(64,382)	(71,637)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(145,187,500)
Net cash used in investing activities	—	(145,187,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	140,875,000
Proceeds from sale of Private Units	—	5,612,500
Advances received from related party	—	140,465
Repayment of advances from related party	—	(304,266)
Payment of offering costs	—	(344,725)
Net cash provided by financing activities	—	145,978,974

Net Change in Cash	(64,382)	719,837
Cash – Beginning	449,942	25,000
Cash – Ending	$385,560	$744,837

Non-Cash investing and financing activities:
Offering costs charge to additional paid in capital	$—	$301,278
Deferred underwriting fee payable	$—	$5,031,250
Initial classification of ordinary shares subject to possible redemption	$—	$135,963,594
Change in value of ordinary shares subject to possible redemption	$443,788	$(31,326)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

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

All activity through June 30, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”) of 14,375,000 units (“Units” and with respect to the ordinary shares included in the Units, the “Public Shares”), the sale of 561,250 units (the “Private Units”) in a private placement to the Company’s sponsor, Centripetal, LLC (the “Sponsor”) and Cowen Investments, LLC (and their designees) (“Cowen Investments”), and identifying a target company for a Business Combination. Each Unit consists of one Public Share, one right and one redeemable warrant (“Public Warrant”). Each right will convert into one-tenth (1/10) of one ordinary share. Each Public Warrant entitles the holder to purchase one-half (1/2) of one ordinary share at an exercise price of $11.50 per whole share.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account, which holds the proceeds from the Initial Public Offering and the sale of the Private Units (the “Trust Account”), (excluding any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement in connection with a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4).

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC on June 29, 2018, which contains the audited consolidated financial statements and notes thereto. The financial information as of March 31, 2018 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. The interim results for the three months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending March 31, 2019 or for any future interim periods.

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2018 and 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the earnings from the assets held in the trust account (the “Trust Account”). The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 7,468,125 ordinary shares, and (2) rights sold in the Initial Public Offering and private placement that convert into 1,493,625 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Reconciliation of net loss per ordinary share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended June 30,
	2018	2017
Net income (loss)	$443,788	$(31,716)
Less: Income attributable to ordinary shares subject to redemption	(562,289)	8,606
Adjusted net loss	$(118,501)	$(23,110)

Weighted average shares outstanding, basic and diluted	5,091,071	3,645,704

Basic and diluted net loss per ordinary share	$(0.02)	$(0.01)

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3. RELATED PARTY TRANSACTIONS

Administrative Services Arrangement

The Company entered into an agreement whereby, commencing on June 20, 2017 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company pays the Sponsor a monthly fee of $10,000 for office space, utilities and administrative services. For the three months ended June 30, 2018 and 2017, the Company incurred $30,000 and $0 in fees for these services, of which $10,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet at June 30, 2018.

4. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on June 19, 2017, the holders of the founder shares, Private Units and any units that may be issued upon conversion of the working capital loans (and underlying securities) are entitled to registration rights. The holders of 25% of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act of 1993, as amended (the “Securities Act”) to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

5. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At June 30, 2018 and March 31, 2018, there are no preferred shares designated, issued or outstanding.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2018 and March 31, 2018, there were 5,102,741 and 5,091,071 ordinary shares issued and outstanding (excluding 13,427,259 and 13,438,929 ordinary shares subject to possible redemption).

6. FAIR VALUE MEASUREMENTS

The Company follows the guidance in Accounting Standards Codification (“ASC”) 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2018 and March 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2018	March 31, 2018
Assets:
Marketable securities held in Trust Account	1	$146,952,108	$146,350,150

7. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The Proposed Transaction

On August 2, 2018, the Company, Constellation Health Holdings Pte. Ltd., a wholly owned subsidiary of the Company incorporated in Singapore (“Holdco”), Medall Healthcare Private Limited, a company registered under the laws of India (“Medall”), and the holders of the outstanding shares of capital stock of Medall (the “Sellers”) entered into a Share Purchase Agreement (the “Share Purchase Agreement”), pursuant to which the Company agreed to purchase all of the issued and outstanding shares of capital stock of Medall (the “Shares”). Medall is among India’s leading integrated pathology and radiology companies.

Pursuant to the Share Purchase Agreement, Sellers will cause to be sold to Holdco, and Holdco will purchase all of the Shares (the “Transaction”). At the initial closing of the Transaction (the “Closing”), Holdco will pay to Sellers approximately $166 million, subject to adjustments, as applicable, for 93% of the Shares. The remaining Shares will be purchased by Holdco on June 30, 2019 for approximately $13 million, subject to adjustments, as applicable. Consummation of the Transaction is subject to customary and other conditions, including (i) the shareholders of the Company having approved, among other things, the Transaction, and (ii) absence of any governmental order that would prohibit the Transaction.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on July 31, 2015 in the British Virgin Islands and formed for the purpose of entering into a Business Combination with one or more target businesses. Although we are not limited to a particular industry or geographic region, we focus on healthcare services and manufacturing businesses in India.

On June 23, 2017, we consummated our initial public offering of 14,375,000 units (including 1,875,000 units sold pursuant to the underwriters exercising their over-allotment option), with each unit consisting of one ordinary share, one warrant, each whole warrant entitling the holder to purchase one-half of one ordinary share at a price of $11.50 per whole share and one right to receive one-tenth of one ordinary share upon the consummation of an initial business combination. No fractional shares will be issued upon exercise of the warrants. Each warrant will become exercisable on the later of the completion of our business combination or 12 months from the closing of our initial public offering. The warrants will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation.

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

The Proposed Transaction

On August 2, 2018, the Company, Holdco, Medall and the Sellers entered into a Share Purchase Agreement, pursuant to which the Company agreed to purchase all of the issued and outstanding shares of capital stock of Medall (the “Shares”). Medall is among India’s leading integrated pathology and radiology companies.

Pursuant to the Share Purchase Agreement, Sellers will cause to be sold to Holdco, and Holdco will purchase all of the Shares (the “Transaction”). At the initial closing of the Transaction (the “Closing”), Holdco will pay to Sellers approximately $166 million, subject to adjustments, as applicable, for 93% of the Shares. The remaining Shares will be purchased by Holdco on June 30, 2019 for approximately $13 million, subject to adjustments, as applicable. Consummation of the Transaction is subject to customary and other conditions, including (i) the shareholders of the Company having approved, among other things, the Transaction, and (ii) absence of any governmental order that would prohibit the Transaction.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2018 were organizational activities, those necessary to consummate the Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities we hold as a result of the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in pursuit of our acquisition plans.

For the three months ended June 30, 2018, we had net income of $443,788, consisting of interest income on marketable securities held in our Trust Account of $649,640, offset by operating costs of $158,170 and an unrealized loss on marketable securities held in our Trust Account of $47,682.

For the three months ended June 30, 2017, we had a net loss of $31,716, consisting of operating costs of $22,525 and an unrealized loss on marketable securities held in our Trust Account of $23,987, offset by interest income on marketable securities held in our Trust Account of $14,796.

Liquidity and Capital Resources

As of June 30, 2018, we had marketable securities held in the trust account of $146,952,108 (including approximately $1,765,000 of interest income, net of unrealized losses), substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the trust account may be available to us to pay our income tax obligations. Since inception, we have not withdrawn any interest from the trust account.

As of June 30, 2018, we had cash of $385,560 held outside the trust account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a business combination, due diligence procedures and other general corporate uses. In addition, as of June 30, 2018, we had accounts payable and accrued expenses of $98,642.

For the three months ended June 30, 2018, cash used in operating activities amounted to $64,382. Net income of $443,788 was impacted by interest earned on marketable securities held in the trust account of $649,640 and an unrealized loss on marketable securities held in the trust account of $47,682. Changes in our operating assets and liabilities provided cash of $93,788.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018 and March 31, 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through June 30, 2018 relates to our formation, the preparation for our Initial Public Offering and identifying a target company for a Business Combination. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering were invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk at June 30, 2018.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended March 31, 2018 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

CONSTELLATION ALPHA CAPITAL CORP.

Date: August 10, 2018		/s/ Rajiv Shukla
	Name:	Rajiv Shukla
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2018		/s/ Craig Pollak
	Name:	Craig Pollak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)