Form 10-Q
period 2018-09-30
Constellation Alpha Capital Corp.
filed 2018-11-14
CIK 1651944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
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

As of November 13, 2018, there were 18,530,000 shares of the Company’s ordinary shares issued and outstanding.

CONSTELLATION ALPHA CAPITAL CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED BALANCE SHEETS

	September 30, 2018	March 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$233,921	$449,942
Prepaid expenses	77,505	93,503
Total current assets	311,426	543,445
Marketable securities held in Trust Account	147,628,792	146,350,150
Total assets	$147,940,218	$146,893,595

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable and accrued expenses	$631,667	$30,853
Advances from related party	11,095	11,095
Total current liabilities	642,762	41,948
Deferred underwriting fees	5,031,250	5,031,250
Total liabilities	5,674,012	5,073,198

Commitments
Ordinary shares subject to possible redemption, 13,365,967 and 13,438,929 shares at redemption values as of September 30, 2018 and March 31, 2018, respectively	137,266,196	136,820,396

Shareholders' Equity:
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 5,164,033 and 5,091,071 shares issued and outstanding (excluding 13,365,967 and 13,438,929 shares subject to possible redemption) as of September 30, 2018 and March 31, 2018, respectively	3,700,588	4,146,387
Retained earnings	1,299,422	853,614
Total shareholders' equity	5,000,010	5,000,001
Total Liabilities and Shareholders' Equity	$147,940,218	$146,893,595

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Operating costs	$674,672	$104,638	$832,842	$127,163
Loss from operations	(674,672)	(104,638)	(832,842)	(127,163)

Other income (loss):
Interest income	661,182	351,090	1,310,822	365,886
Unrealized gain (loss) on marketable securities held in Trust Account	15,510	-	(32,172)	(23,987)
Net income	$2,020	$246,452	$445,808	$214,736

Weighted average shares outstanding, basic and diluted (1)	5,102,741	5,070,560	5,096,938	4,362,025

Basic and diluted net loss per share	$(0.12)	$(0.02)	$(0.15)	$(0.02)

(1) Excludes an aggregate of up to 13,365,967 and 13,451,345 shares subject to possible redemption at September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$445,808	$214,736
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,310,813)	(365,886)
Unrealized loss on securities held in Trust Account	32,172	23,987
Changes in operating assets and liabilities:
Prepaid expenses	15,998	(97,701)
Accounts payable and accrued expenses	600,814	8,624
Net cash used in operating activities	(216,021)	(216,240)

Cash Flows from Investing Activities
Investment of cash in Trust Account	-	(145,187,500)
Net cash used in investing activities	-	(145,187,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid		140,875,000
Proceeds from sale of Private Units		5,612,500
Advances received from related party		162,255
Repayment of advances from related party		(319,197)
Payment of offering costs		(344,725)
Net cash provided by financing activities	-	145,985,833

Net change in cash	(216,021)	582,093

Cash - Beginning	449,942	25,000
Cash - Ending	$233,921	$607,093

Non-Cash investing and financing activities:
Offering costs charge to additional paid in capital	$-	$301,278
Deferred underwriting fee payable	$-	$5,031,250
Initial classification of ordinary shares subject to possible redemption	$-	$135,963,594
Change in value of ordinary shares subject to possible redemption	$445,799	$215,131

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2018 (Unaudited)

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

All activity through September 30, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”) of 14,375,000 units (“Units” and with respect to the ordinary shares included in the Units, the “Public Shares”), the sale of 561,250 units (the “Private Units”) in a private placement to the Company’s sponsor, Centripetal, LLC (the “Sponsor”) and Cowen Investments, LLC and their designees (“Cowen Investments”), and identifying a target company for a Business Combination. Each Unit consists of one Public Share, one right and one redeemable warrant (“Public Warrant”). Each right will convert into one-tenth (1/10) of one ordinary share. Each Public Warrant entitles the holder to purchase one-half (1/2) of one ordinary share at an exercise price of $11.50 per whole share.

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

The Company will provide the holders of its Public Shares (“Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4).

If the Company is unable to complete a Business Combination on or before March 23, 2019 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be less than $10.10 per Unit. The Sponsor has agreed that it will indemnify the Company to the extent necessary to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company, but only if such a vendor or prospective target business does not execute such a waiver. However, the Sponsor may not be able to meet such obligation as the Company has not required its Sponsor to retain any assets to provide for its indemnification obligations, nor has the Company taken any further steps to ensure that the Sponsor will be able to satisfy any indemnification obligations that arise. Moreover, the Sponsor will not be liable to the Public Shareholders if it should fail to satisfy its obligations and instead will only be liable to the Company. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

CONSTELLATION ALPHA CAPITAL CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2018 (Unaudited)

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2018, the Company had cash held outside the Trust Account of approximately $234,000, marketable securities held in the Trust Account of $147,628,792 (including approximately $2.4 million of interest income, net of unrealized losses), substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less, and a working capital deficit of approximately $331,000. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company may have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or March 21, 2019. Following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.  The Company cannot be certain that additional funding will be available on acceptable terms, or at all. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

CONSTELLATION ALPHA CAPITAL CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2018 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC on June 29, 2018, which contains the audited consolidated financial statements and notes thereto. The financial information as of March 31, 2018 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. The interim results for the three and six months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending March 31, 2019 or for any future interim periods.

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2018 and 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the earnings from the assets held in the Trust Account. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 7,468,125 ordinary shares, and (2) rights sold in the Initial Public Offering and private placement that convert into 1,493,625 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

CONSTELLATION ALPHA CAPITAL CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2018 (Unaudited)

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Net income	$2,020	$246,452	$445,808	$214,736
Less: Income attributable to shares subject to redemption	(629,188)	(328,515)	(1,188,889)	(319,915)
Adjusted net loss	$(627,168)	$(82,063)	$(743,081)	$(105,179)

Weighted average shares outstanding, basic and diluted	5,102,741	5,070,560	5,096,938	4,362,025

Basic and diluted net loss per ordinary share	$(0.12)	$(0.02)	$(0.15)	$(0.02)

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3. RELATED PARTY TRANSACTIONS

Administrative Services Arrangement

The Company entered into an agreement whereby, commencing on June 20, 2017 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company pays the Sponsor a monthly fee of $10,000 for office space, utilities and administrative services. For the three and six months ended September 30, 2018, the Company incurred $30,000 and $60,000 in fees for these services, respectively, of which $10,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet at September 30, 2018.

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

Financial Advisory Agreement

In July 2018, the Company engaged a financial advisor to raise between $50.0 million and $200 million (“Financing Raise”) from investors in exchange for a success fee (“Success Fee”) of 1.5% of the funds raised. In addition to the Success Fee, the Company agreed to pay additional fees of up to 0.5% of funds raised, at its sole discretion. The Success Fee will be payable upon consummation of the Financing Raise.

CONSTELLATION ALPHA CAPITAL CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2018 (Unaudited)

5. PROPOSED MERGER TRANSACTION

On August 2, 2018, the Company, the Holdco, Medall, and the holders of the outstanding shares of capital stock of Medall (collectively, the “Sellers”), entered into a Share Purchase Agreement, pursuant to which the Company agreed to purchase all of the issued and outstanding shares of capital stock of Medall in the Transaction.

Share Purchase Agreement

The Transaction and Consideration

Pursuant to the Share Purchase Agreement, Sellers will cause to be sold to Holdco, and Holdco will purchase the outstanding Shares of Medall. At the Closing, Holdco will pay to Sellers approximately $166 million (the “Cash Consideration”) subject to adjustments, as applicable, for 93% of the Shares. The remaining Shares will be purchased by Holdco on June 30, 2019 for approximately $13 million, subject to adjustments, as applicable.

The Company expects that the Cash Consideration will be funded by a combination of new indebtedness and cash available to the Company from its Initial Public Offering currently held in the Trust Account established pursuant to the Investment Management Trust Agreement (“Investment Management Trust Agreement”), dated as of June 19, 2017. The Company may enter into equity financings in connection with the proposed Transaction with its affiliates or any third parties if the Company determines that the issuance of additional equity is necessary or desirable in connection with the consummation of the Transaction. The purposes of any such financings may include increasing the likelihood that the Company will have funds sufficient to pay the Cash Consideration should Public Shareholders elect to redeem their Public Shares in connection with the consummation of the Transaction. Any equity issuances could result in dilution of the relative ownership interest of the non-redeeming Public Shareholders.

Representations and Warranties

The Sellers have made customary representations and warranties in the Share Purchase Agreement relating to, among other things, their ownership of the Shares, ability and authority to sell the Shares and their respective tax statuses. Certain Sellers have made customary representations and warranties in the Share Purchase Agreement relating to organization, capitalization, financial statement, solvency, indebtedness, tax, and other matters related to the conduct of Medall’s business. The Company and Holdco have made customary representations and warranties in the Share Purchase Agreement relating to, among other things, their power and authority and the Company’s financial statements and public filings with the SEC.

Covenants

The Share Purchase Agreement contains customary covenants of the parties with respect to operation of their respective businesses prior to the consummation of the Transaction and efforts to satisfy conditions to the consummation of the Transaction.

Conditions to Completion of the Transaction

Consummation of the Transaction is subject to customary and other conditions, including (i) the shareholders of the Company having approved, among other things, the transactions contemplated by the Share Purchase Agreement, and (ii) absence of any governmental order that would prohibit the Transaction.

Claims Against Trust Account

Under the terms of the Share Purchase Agreement, the Sellers and Medall have waived any right to any amount held in the Trust Account, and they have agreed not to make any claim arising out of the Share Purchase Agreement against any funds in the Trust Account.

CONSTELLATION ALPHA CAPITAL CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2018 (Unaudited)

Shareholder Meeting

Pursuant to the terms of the Share Purchase Agreement, the Company is required to call a meeting of its shareholders for the purpose of voting upon the Transaction. In connection with its Initial Public Offering, the Initial Shareholders agreed to vote all of their shares of the Company’s common stock acquired subsequent to the Initial Public Offering, which shares constitute 21.0% of the Company’s issued and outstanding shares of common stock, for an initial business combination transaction, such as the Transaction.

Proxy Statement

The Share Purchase Agreement provides that the Company will promptly prepare and file with the SEC a proxy statement in connection with the Transaction, to be sent to the shareholders of the Company.

Governing Law and Jurisdiction

The Share Purchase Agreement is governed by, and construed in accordance with, the laws of India. All disputes arising out of or relating to the Agreement are to be heard and determined in accordance with the Arbitration Rules of the Singapore International Arbitration Centre.

Termination of the Share Purchase Agreement

The Share Purchase Agreement may be terminated prior to consummation of the Transaction by mutual consent of Holdco and certain Sellers. In addition, if the Closing has not occurred by the four-month anniversary of the date of the Share Purchase Agreement (or the six-month anniversary of the Share Purchase Agreement, if extended), the Purchaser and the Sellers shall have the right, but not the obligation, to terminate the Share Purchase Agreement; provided that any terminating party is not in material breach of the Share Purchase Agreement or has caused a condition precedent not to be satisfied.

6. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At September 30, 2018 and March 31, 2018, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2018 and March 31, 2018, there were 5,164,033 and 5,091,071 ordinary shares issued and outstanding (excluding 13,365,967 and 13,438,929 ordinary shares subject to possible redemption).

7. FAIR VALUE MEASUREMENTS

The Company follows the guidance in Accounting Standards Codification (“ASC”) 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

CONSTELLATION ALPHA CAPITAL CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2018 (Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2018 and March 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2018	March 31, 2018
Assets:
Marketable securities held in Trust Account	1	$147,628,792	$146,350,150

8. SUBSEQUENT EVENTS

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

We paid a total of $2,875,000 in underwriting discounts and commissions and $514,467 for other costs and expenses related to our initial public offering. In addition, the underwriters agreed to defer $5,031,250 in underwriting discounts and commissions, and up to this amount will be payable upon consummation of the business combination. After deducting the underwriting discounts and commissions (excluding the deferred portion of $5,031,250 in underwriting discounts and commissions, which will be released from the trust account upon consummation of the business combination, if consummated) and the estimated offering expenses, the total net proceeds from our initial public offering and the private placement was $145,973,033, of which $145,187,500 (or $10.10 per unit sold in our initial public offering) was placed in the trust account (“Trust Account”).

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination or to raise capital will be successful.

The Proposed Transaction

On August 2, 2018, we, Holdco, Medall and the Sellers entered into a Share Purchase Agreement, pursuant to which we agreed to purchase all of the issued and outstanding shares of capital stock of Medall (the “Shares”). Medall is among India’s leading integrated pathology and radiology companies.

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

As a result of the Company entering into the Share Purchase Agreement, we have until March 23, 2019 (21 months from the closing of our Initial Public Offering) to complete a business combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2018 were organizational activities, those necessary to consummate the Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities we hold as a result of the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in pursuit of our acquisition plans.

For the three months ended September 30, 2018, we had net income of approximately $2,000, consisting of interest income of approximately $661,000, and unrealized gain on marketable securities held in our Trust Account of approximately $15,500, offset by operating costs of approximately $675,000.

For the six months ended September 30, 2018, we had net income of approximately $446,000, consisting of interest income of approximately $1.3 million, offset by unrealized loss on marketable securities held in our Trust Account of approximately $32,000 and operating costs of approximately $833,000.

For the three months ended September 30, 2017, we had net income of approximately $246,000, consisting of operating costs of approximately $105,000, offset by interest income on marketable securities held in our Trust Account of approximately $351,000.

For the six months ended September 30, 2017, we had net income of approximately $215,000, consisting of operating costs of approximately $127,000, and an unrealized loss on marketable securities held in our Trust Account of approximately $24,000, offset by interest income on marketable securities held in our Trust Account of approximately $366,000.

Liquidity and Capital Resources

As of September 30, 2018, we had marketable securities held in the trust account of approximately $147.6 million, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the trust account may be available to us to pay our income tax obligations. Since inception, we have not withdrawn any interest from the trust account.

For the six months ended September 30, 2018, cash used in operating activities amounted to approximately $216,000. Net income of approximately $446,000 was impacted by interest earned on marketable securities held in the trust account of approximately $1.3 million, and an unrealized loss on marketable securities held in the Trust Account of approximately $32,000. Changes in our operating assets and liabilities provided cash of approximately $617,000.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2018, we had cash of approximately $234,000 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a business combination, due diligence procedures and other general corporate uses. In addition, as of September 30, 2018, we had accounts payable and accrued expenses of approximately $643,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Based on the foregoing, we may have insufficient funds available to operate our business through the earlier of consummation of a business combination or March 21, 2019. Following the initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.  We cannot be certain that additional funding will be available on acceptable terms, or at all. Our plans to raise capital or to consummate the initial business combination may not be successful.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018 and March 31, 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through September 30, 2018 relates to our formation, the preparation for our Initial Public Offering and identifying a target company for a Business Combination. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering were invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk at September 30, 2018.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended March 31, 2018 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018 filed with the SEC, except as set forth in our Preliminary Proxy Statement on Schedule 14A filed with the SEC on October 3, 2018, as it may be amended from time to time, however, we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

CONSTELLATION ALPHA CAPITAL CORP.

Date: November 14, 2018		/s/ Rajiv Shukla
	Name:	Rajiv Shukla
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2018		/s/ Craig Pollak
	Name:	Craig Pollak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

