Form 10-Q
period 2018-12-31
Constellation Alpha Capital Corp.
filed 2019-02-14
CIK 1651944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of February 13, 2019, there were 18,530,000 shares of the Company’s ordinary shares issued and outstanding.

CONSTELLATION ALPHA CAPITAL CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED BALANCE SHEETS

	December 31, 2018	March 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$44,976	$449,942
Prepaid expenses	41,181	93,503
Total current assets	86,157	543,445
Marketable securities held in Trust Account	148,463,660	146,350,150
Total assets	$148,549,817	$146,893,595

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable and accrued expenses	$712,702	$30,853
Advances from related parties	36,094	11,095
Total current liabilities	748,796	41,948
Deferred underwriting fees	5,031,250	5,031,250
Total liabilities	5,780,046	5,073,198

Commitments
Ordinary shares subject to possible redemption, 13,339,563 and 13,438,929 shares at redemption values as of December 31, 2018 and March 31, 2018, respectively	137,769,763	136,820,396

Shareholders' Equity:
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 5,190,437 and 5,091,071 shares issued and outstanding (excluding 13,339,563 and 13,438,929 shares subject to possible redemption) as of December 31, 2018 and March 31, 2018, respectively	3,197,020	4,146,387
Retained earnings	1,802,988	853,614
Total shareholders' equity	5,000,008	5,000,001
Total Liabilities and Shareholders' Equity	$148,549,817	$146,893,595

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Operating costs	$331,295	$97,330	$1,164,136	$224,493
Loss from operations	(331,295)	(97,330)	(1,164,136)	(224,493)

Other income:
Interest income	835,712	360,898	2,146,534	726,784
Unrealized loss on marketable securities held in Trust Account	(851)	(11,862)	(33,024)	(35,849)
Net income	503,566	$251,706	$949,374	$466,442

Weighted average ordinary shares outstanding, basic and diluted (1)	5,164,033	5,078,655	5,119,384	4,601,770

Basic and diluted net loss per ordinary share	$(0.05)	$(0.01)	$(0.20)	$(0.04)

(1) Excludes an aggregate of up to 13,339,563 and 13,443,938 shares subject to possible redemption at December 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$949,374	$466,442
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,146,534)	(726,784)
Unrealized loss on securities held in Trust Account	33,024	35,849
Changes in operating assets and liabilities:
Prepaid expenses	52,322	(67,083)
Accounts payable and accrued expenses	681,849	22,516
Net cash used in operating activities	(429,965)	(269,060)

Cash Flows from Investing Activities
Investment of cash in Trust Account	-	(145,187,500)
Net cash used in investing activities	-	(145,187,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	140,875,000
Proceeds from sale of Private Units	-	5,612,500
Advances received from related party	24,999	162,255
Repayment of advances from related party	-	(319,197)
Payment of offering costs	-	(344,725)
Net cash provided by financing activities	24,999	145,985,833

Net change in cash	(404,966)	529,273

Cash - Beginning	449,942	25,000
Cash - Ending	$44,976	$554,273

Non-Cash investing and financing activities:
Offering costs charge to additional paid in capital	$-	$301,278
Deferred underwriting fee payable	$-	$5,031,250
Initial classification of ordinary shares subject to possible redemption	$-	$135,963,594
Change in value of ordinary shares subject to possible redemption	$949,367	$466,837

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

All activity through December 31, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”) of 14,375,000 units (“Units” and with respect to the ordinary shares included in the Units, the “Public Shares”), the sale of 561,250 units (the “Private Units”) in a private placement to the Company’s sponsor, Centripetal, LLC (the “Sponsor”) and Cowen Investments, LLC and their designees (“Cowen Investments”), and identifying a target company for a Business Combination. Each Unit consists of one Public Share, one right and one redeemable warrant (“Public Warrant”). Each right will convert into one-tenth (1/10) of one ordinary share. Each Public Warrant entitles the holder to purchase one-half (1/2) of one ordinary share at an exercise price of $11.50 per whole share.

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

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

On August 2, 2018, the Company entered into an agreement (“Share Purchase Agreement”) to purchase all of the issued and outstanding shares of capital stock of Medall Healthcare Private Limited, a company registered under the laws of India (“Medall”). On December 3, 2018, the Share Purchase Agreement was terminated automatically. The Company intends to continue to pursue a business combination with a target company.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2018, the Company had cash held outside the Trust Account of approximately $45,000, marketable securities held in the Trust Account of approximately $148.5 million (including approximately $3.3 million of interest income, net of unrealized losses), substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less, and a working capital deficit of approximately $663,000. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company may have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or March 23, 2019. Following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.  The Company cannot be certain that additional funding will be available on acceptable terms, or at all. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC on June 29, 2018, which contains the audited financial statements and notes thereto. The financial information as of March 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. The interim results for the three and nine months ended December 31, 2018 are not necessarily indicative of the results to be expected for the year ending March 31, 2019 or for any future interim periods.

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at December 31, 2018 and 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the earnings from the assets held in the Trust Account. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 7,468,125 ordinary shares, and (2) rights sold in the Initial Public Offering and private placement that convert into 1,493,625 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Net income	$503,566	$251,706	$949,374	$466,442
Less: Income attributable to ordinary shares subject to redemption	(774,751)	(326,418)	(1,961,337)	(646,162)
Adjusted net loss	$(271,185)	$(74,712)	$(1,011,963)	$(179,720)

Weighted average ordinary shares outstanding, basic and diluted	5,164,033	5,078,655	5,119,384	4,601,770

Basic and diluted net loss per ordinary share	$(0.05)	$(0.01)	$(0.20)	$(0.04)

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

3. RELATED PARTY TRANSACTIONS

Administrative Services Arrangement

The Company entered into an agreement whereby, commencing on June 20, 2017 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company pays the Sponsor a monthly fee of $10,000 for office space, utilities and administrative services. For the three and nine months ended December 31, 2018, the Company incurred $30,000 and $90,000 in fees for these services, respectively, of which $40,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet at December 31, 2018. For the three and nine months ended December 31, 2017, the Company incurred $30,000 and $60,000, respectively, in fees for these services.

Related Party Advances

As of December 31, 2018 and 2017, the Company has an outstanding balance of $36,095 and $11,095 of advances from related parties for working capital purposes, respectively. The advances are non-interest bearing, unsecured and due on demand.

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

Financial Advisory Agreement

In July 2018, the Company engaged a financial advisor (the “Financial Advisory Agreement”) to raise between $50.0 million and $200 million (the “Financing Raise”) from investors in exchange for a success fee (the “Success Fee”) of 1.5% of the funds raised. In addition to the Success Fee, the Company agreed to pay additional fees of up to 0.5% of funds raised, at its sole discretion. The Success Fee will be payable upon consummation of the Financing Raise. In connection with the termination of the Share Purchase Agreement with Medall in December 2018, the Financial Advisory Agreement was also terminated.

5. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At December 31, 2018 and March 31, 2018, there are no preferred shares designated, issued or outstanding.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2018 and March 31, 2018, there were 5,190,437 and 5,091,071 ordinary shares issued and outstanding (excluding 13,339,563 and 13,438,929 ordinary shares subject to possible redemption).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018 and March 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2018	March 31, 2018
Assets:
Marketable securities held in Trust Account	1	$148,463,660	$146,350,150

7. SUBSEQUENT EVENTS

On February 12, 2019, the Company filed a preliminary proxy statement with the SEC in connection with the Company's intent to hold a special meeting in lieu of its 2019 annual general meeting of shareholders for the purpose of amending the Company's Memorandum and Articles of Association to extend the date by which the Company has to consummate a Business Combination from March 23, 2019 to September 23, 2019.

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

On June 23, 2017, we consummated our initial public offering of 14,375,000 units (including 1,875,000 units sold pursuant to the underwriters exercising their over-allotment option), with each unit consisting of one ordinary share, one warrant, each warrant entitling the holder to purchase one-half of one ordinary share at a price of $11.50 per whole share and one right to receive one-tenth of one ordinary share upon the consummation of an initial business combination. No fractional shares will be issued upon exercise of the warrants. Each warrant will become exercisable on the later of the completion of our business combination or 12 months from the closing of our initial public offering. The warrants will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation.

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

On August 2, 2018, we entered into an agreement (the “Share Purchase Agreement”) to purchase all of the issued and outstanding shares of capital stock of Medall Healthcare Private Limited, a company registered under the laws of India (“Medall”). On December 3, 2018, the Share Purchase Agreement was terminated automatically. We intend to continue to pursue a business combination with a target company.

On February 12, 2019, we filed a preliminary proxy statement with the SEC in connection with our intent to hold a special meeting in lieu of our 2019 annual general meeting of shareholders for the purpose of amending our Memorandum and Articles of Association to extend the date by which we have to consummate a Business Combination from March 23, 2019 to September 23, 2019. There can be no assurance that our shareholders will approve such an extension or that, if it is approved, we will be able to complete a Business Combination by September 23, 2019.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2018 were organizational activities, those necessary to consummate the Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities we hold as a result of the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in pursuit of our acquisition plans.

For the three months ended December 31, 2018, we had net income of approximately $504,000, consisting of interest income of approximately $836,000, offset by unrealized loss on marketable securities held in our Trust Account of $851, and operating costs of approximately $331,000.

For the nine months ended December 31, 2018, we had net income of approximately $949,000, consisting of interest income of approximately $2.1 million, offset by unrealized loss on marketable securities held in our Trust Account of approximately $33,000 and operating costs of approximately $1.2 million.

For the three months ended December 31, 2017, we had net income of approximately $252,000, consisting of interest income on marketable securities held in our Trust Account of approximately $361,000, offset by operating costs of approximately $97,000 and an unrealized loss on marketable securities held in our Trust Account of approximately $12,000.

For the nine months ended December 31, 2017, we had net income of approximately $466,000, consisting of interest income on marketable securities held in our Trust Account of approximately $727,000, offset by operating costs of approximately $224,000 and an unrealized loss on marketable securities held in our Trust Account of approximately $36,000.

Liquidity and Capital Resources

As of December 31, 2018, we had marketable securities held in the trust account of approximately $148.5 million, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the trust account may be available to us to pay our income tax obligations. Since inception, we have not withdrawn any interest from the trust account.

For the nine months ended December 31, 2018, cash used in operating activities amounted to approximately $430,000. Net income of approximately $949,000 was impacted by interest earned on marketable securities held in the trust account of approximately $2.1 million, and an unrealized loss on marketable securities held in the Trust Account of approximately $33,000. Changes in our operating assets and liabilities provided cash of approximately $734,000.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2018, we had cash of approximately $45,000 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a business combination, due diligence procedures and other general corporate uses. In addition, as of December 31, 2018, we had accounts payable and accrued expenses of approximately $713,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Based on the foregoing, we may have insufficient funds available to operate our business through the earlier of consummation of a business combination or March 23, 2019. Following the initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.  We cannot be certain that additional funding will be available on acceptable terms, or at all. Our plans to raise capital or to consummate the initial business combination may not be successful.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unentities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018 and March 31, 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through December 31, 2018 relates to our formation, the preparation for our Initial Public Offering and identifying a target company for a Business Combination. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering were invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk at December 31, 2018.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

CONSTELLATION ALPHA CAPITAL CORP.

Date: February 14, 2019		/s/ Rajiv Shukla
	Name:	Rajiv Shukla
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2019		/s/ Craig Pollak
	Name:	Craig Pollak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

