Form 10-K
period 2019-03-31
Constellation Alpha Capital Corp.
filed 2019-06-14
CIK 1651944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38118

CONSTELLATION ALPHA CAPITAL CORP.

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Emerald View, Suite 400

2054 Vista Parkway

West Palm Beach, FL 33411

(561) 404-9034

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, one Right and one Warrant	CNACU	The Nasdaq Stock Market LLC
Ordinary Shares, no par value	CNAC	The Nasdaq Stock Market LLC
Warrants, each Warrant entitling the holder to purchase one-half (1⁄2) of one Ordinary Share	CNACW	The Nasdaq Stock Market LLC
Rights, each Right entitling the holder to receive one-tenth (1/10) of one Ordinary Share	CNACR	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

The aggregate market value of the voting ordinary shares held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s ordinary shares on September 28, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Capital Market, was approximately $116.4 million For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 13, 2019, 5,342,532 ordinary shares of the registrant were outstanding.

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

•

references to the “Merger Agreement” refer to the agreement dated as of May 29, 2019, pursuant to which DermTech, Inc., a Delaware corporation, (“DermTech”) will merge with and into a wholly-owned subsidiary corporation of the Company.

•	references to the “Transaction” refer to the contemplated merger between the Company and DermTech, as provided for in the Merger Agreement.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination, including our ability to consummate the proposed Transaction with DermTech;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•

potential ability to obtain additional financing to complete our initial business combination, including our ability to close the proposed PIPE transaction for proceeds of at least $15 million to consummate the proposed Transaction;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

ii

•	potential change in control if we acquire one or more target businesses for stock;

•	the potential liquidity and trading of our securities;

•	our ability to attain or maintain our Nasdaq listing following the consummation of the proposed Transaction;

•	the lack of a market for our securities;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance.

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

iii

CONSTELLATION ALPHA CAPITAL CORP.

BALANCE SHEET

	March 31,
	2019	2018
Assets:
Current assets:
Cash	$30,487	$449,942
Prepaid expenses	51,257	93,503

Total current assets	81,744	543,445
Cash and marketable securities held in Trust Account	12,357,980	146,350,150

Total assets	$12,439,724	$146,893,595

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$1,522,158	$30,853
Advances from related parties	36,095	11,095

Total current liabilities	1,558,253	41,948
Deferred underwriting fees	5,031,250	5,031,250

Total liabilities	6,589,503	5,073,198

Commitments
Ordinary shares subject to possible redemption, 81,701 and 13,438,929 shares at redemption values as of March 31, 2019 and 2018, respectively	850,217	136,820,396

Shareholders’ Equity:
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 5,260,831 and 5,091,071 shares issued and outstanding (excluding 81,701 and 13,438,929 shares subject to possible redemption) as of March 31, 2019 and 2018, respectively	3,201,932	4,146,387
Retained earnings	1,798,072	853,614

Total shareholders’ equity	5,000,004	5,000,001

Total Liabilities and Shareholders’ Equity	$12,439,724	$146,893,595

The accompanying notes are an integral part of these financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

STATEMENT OF OPERATIONS

	For the years ended March 31,
	2019	2018
Operating costs	$1,978,028	$306,243

Loss from operations	(1,978,028)	(306,243)

Other income:
Interest income	2,863,123	1,208,066
Unrealized gain (loss) on marketable securities held in Trust Account	59,363	(45,416)

Net income	$944,458	$856,407

Weighted average ordinary shares outstanding, basic and diluted (1)	5,136,904	4,721,185

Basic and diluted net income (loss) per ordinary share	$0.14	$(0.05)

(1) Excludes an aggregate of up to 81,701 and 13,438,929 shares subject to possible redemption at March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

STATEMENT OF CHANGE IN SHAREHOLDER’S EQUITY

	Ordinary Shares		Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance – March 31, 2017	4,312,500	$25,000	$(2,793)	$22,207

Cancellation of ordinary shares issued to initial shareholders	(718,750)	—	—	—
Sale of 14,375,000 Units, net of underwriters discount and offering expenses	14,375,000	135,329,283	—	135,329,283
Sale of 561,250 Private Units	561,250	5,612,500	—	5,612,500
Ordinary shares subject to redemption	(13,438,929)	(136,820,396)	—	(136,820,396)
Net income	—	—	856,407	856,407

Balance – March 31, 2018	5,091,071	$4,146,387	$853,614	$5,000,001

Change in ordinary shares subject to redemption	169,760	(944,455)	—	(944,455)
Net income	—	—	944,458	944,458

Balance – March 31, 2019	5,260,831	$3,201,932	$1,798,072	$5,000,004

The accompanying notes are an integral part of these financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

STATEMENT OF CASH FLOWS

	For the years ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$944,458	$856,407
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,863,101)	(1,208,066)
Unrealized (gain) loss on securities held in Trust Account	(59,363)	45,416
Changes in operating assets and liabilities:
Prepaid expenses	42,246	(93,503)
Accounts payable and accrued expenses	1,491,305	26,355

Net cash used in operating activities	(444,455)	(373,391)

Cash Flows from Investing Activities
Investment of cash in Trust Account	—	(145,187,500)
Withdrawal from Trust Account for redemption of ordinary shares	136,914,634	—

Net cash provided by (used in) investing activities	136,914,634	(145,187,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	140,875,000
Proceeds from sale of Private Units	—	5,612,500
Advances received from related party	25,000	162,255
Repayment of advances from related party	—	(319,197)
Payment of offering costs	—	(344,725)
Payment of redemption of ordinary shares	(136,914,634)	—

Net cash (used in) provided by financing activities	(136,889,634)	145,985,833

Net change in cash	(419,455)	424,942

Cash – Beginning	449,942	25,000

Cash – Ending	$30,487	$449,942

Non-Cash investing and financing activities:
Offering costs charged to additional paid in capital	$—	$301,278

Deferred underwriting fee payable	$—	$5,031,250

Initial classification of ordinary shares subject to possible redemption	$—	$135,963,594

Change in value of ordinary shares subject to possible redemption	$944,455	$856,802

The accompanying notes are an integral part of these financial statements.

PART I

Item 1.	Business

Introduction

We are a blank check company incorporated in the British Virgin Islands as a business company with limited liability (meaning that our shareholders have no liability, as members of our company, for the liabilities of our company over and above the amount already paid for their shares) and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. On March 15, 2019, we issued a press release announcing that we have executed a non-binding Letter of Intent to merge with DermTech, Inc. (“DermTech”), a Delaware corporation and a leading moleculargenomics company, with an initial focus on skin cancer, that develops and markets novel non-invasive diagnostic tests. On May 22, 2019 and May 23, 2019, we entered into separate subscription agreements (each, a “Subscription Agreement”) with new health care focused institutional investors as well as certain existing investors in DermTech (each, a “Subscriber”), pursuant to which the Subscribers agreed to purchase an aggregate of 6,153,847 shares (the “PIPE Shares”) of our common stock for a purchase price of $3.25 per share, in a private placement in which we will raise an aggregate of approximately $20,000,000, less certain offering related expenses payable by us (the “Private Placement”). The PIPE Shares are identical to the shares of common stock that will be held by our public stockholders at the time of the closing of the Merger, as defined below. The closing of the sale of PIPE Shares will be contingent upon, among other things, the substantially concurrent consummation of the Merger. On May 29, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DermTech and DT Merger Sub, Inc., a wholly owned subsidiary company of the Company incorporated in Delaware (“Merger Sub”), pursuant to which Merger Sub will merge with and into DermTech (the “Merger”), with DermTech surviving the Merger as a wholly owned subsidiary of the Company. Upon the closing of the Merger, all of DermTech’s outstanding common stock and preferred stock will be cancelled and converted automatically into the right to receive an aggregate of 16,000,000 shares of the Company less the total number of shares of our common stock that can be acquired or received pursuant to certain options, restricted stock units and warrants of DermTech, as set forth in the Merger Agreement.

On June 23, 2017, we consummated our initial public offering of 14,375,000 units (including 1,875,000 units sold pursuant to the underwriters exercising their over-allotment option), with each unit consisting of one ordinary share, one warrant, each whole warrant entitling the holder to purchase one-half of one ordinary share at a price of $11.50 per whole share and one right to receive one-tenth of one ordinary share upon the consummation of an initial business combination. No fractional shares will be issued upon exercise of the warrants. Each warrant will become exercisable on the completion of our business combination. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of our initial business combination or earlier upon redemption or liquidation.

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

On March 21, 2019, at the special meeting of shareholders, our shareholders approved an amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination to September 23, 2019. In connection with the extension, an aggregate of 13,187,468 ordinary shares was redeemed for an aggregate payment of approximately $136.9 million out of our trust account.

Business Strategy

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

Mr. Kewal Handa led Pfizer India as CEO for seven years. During his tenure, Mr. Handa led Pfizer India through the mergers with Parke-Davis/Warner-Lambert, Pharmacia, and Wyeth. Under his leadership, Pfizer was the first multi-national company to introduce branded generics in India. Mr. Handa has been hailed for his leadership skills with many of operational initiatives serving as case studies for learning. Earlier in his career, Mr. Handa served as CFO of Pfizer India and as Head of Pfizer Animal Health India. Since 2012, Mr. Handa serves as Promoter Director of Salus Lifecare and Managing Partner of Conexus Social Responsibility Services since 2013. He also serves as Chairman of Clariant Chemicals since 2016 and a Board Member of Mukta Arts Limited since 2014, Third Eye Productions LLP since 2013 and Greaves Cotton Ltd. since 2016. Previously, Mr. Handa served as a Board Director of ING Vysya Bank, Medybiz Pharma, and Alfa Laval. Mr. Handa served as President of All India Management Association, Chairman of the Pharmaceutical Committee—ASSOCHAM and Vice President of Organization of Pharmaceutical Producers of India. He was awarded the Pharma Professional of the Year in 2010, the Bharat Shiromani Award in 2007 and the India CFO 2004 award. Mr. Handa is a qualified Chartered Accountant with a Masters in Commerce. He also completed the Pfizer Leadership Development Program at Harvard University.

Past performance by our management team, including with respect to the foregoing and other examples in this Annual Report on Form 10-K, is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of our future performance. None of our officers or directors has had experience with any blank check companies in the past.

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

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire substantially all of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than substantially all of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses even if the acquisitions of the target businesses are not closed simultaneously. Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, in connection with an initial business combination, we may choose to incur substantial debt to complete our initial business combination. Furthermore, we may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination, including in connection with the Private Placement.

Redemption of public shares and liquidation if no initial business combination

Our amended and restated memorandum and articles of association provides that we must complete our initial business combination by September 23, 2019. We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination by September 23, 2019, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the BVI Business Companies Act, 2004, or the Companies Act.

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

However, if our initial shareholders, or any of our officers, directors or affiliates acquire public shares in or after our initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless in the event we do not consummate our initial business combination by September 23, 2019. We will pay the costs of our liquidation from our remaining assets outside of the trust account or interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination by September 23, 2019, (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by September 23, 2019 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

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

Periodic Reporting and Audited Consolidated Financial Statements

We have registered our units, ordinary shares, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our Annual Report on Form 10-K contains consolidated financial statements audited and reported on by our independent registered public accountants. Our filings are available to the public via the Internet at the SEC’s website located at http://www.sec.gov. You may also read and copy any document that we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. For more information, please call the SEC at 1-800-SEC-0330.

We will provide shareholders with audited consolidated financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. These consolidated financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary consolidated financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending March 31, 2020 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Ownership of our securities involves a high degree of risk. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline and a holder of our securities could lose all or part of its investment. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. Shareholders should review closely the risk factors included in the Proxy Statement/Prospectus/Information Statement on Form S-4 that we intend to file with the SEC in connection with the special meeting of shareholders to approve the Merger Agreement and the business combination.

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

Our sponsor controls a substantial interest in us and thus may exert substantial influence on actions requiring a shareholder vote, potentially in a manner that certain shareholders do not support.

Our sponsor owns approximately 72.7% of our issued and outstanding ordinary shares. Accordingly, it may exert substantial influence on actions requiring a shareholder vote, potentially in a manner that certain shareholders do not support, including amendments to our memorandum and articles of association. If our sponsor purchases any units or additional ordinary shares in the open market or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In addition, our Board, is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board, only one-half of the Board will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the consummation of our initial business combination.

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

The requirement that we complete our initial business combination by September 23, 2019 may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by September 23, 2019. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our amended and restated memorandum and articles of association provides that we must complete our initial business combination by September 23, 2019. We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

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

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by September 23, 2019 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate an investment in our securities, a security holder may be forced to sell its securities, potentially at a loss.

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

If the funds not being held in the trust account are insufficient to allow us to operate until September 23, 2019, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us to pay taxes, may not be sufficient to allow us to operate until September 23, 2019, assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.10 per share, or potentially less than $10.10 per share, upon the redemption of our public shares, and our rights and warrants will expire worthless.

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

Pursuant to, among other documents, our memorandum and articles of association, if we do not complete our initial business combination by September 23, 2019, this will trigger the required redemption of our ordinary shares using the available funds in the trust account, resulting in our repayment of available funds in the trust account. Following these actions, we will proceed to commence a voluntary liquidation and thereby a formal dissolution of the company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our remaining assets would be distributed.

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

If we are unable to consummate our initial business combination by September 23, 2019, our public shareholders may be forced to wait beyond September 23, 2019 before redemption from our trust account.

If we are unable to consummate our initial business combination by September 23, 2019, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected as required by our memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses) pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond September 23, 2019 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon any such redemption of public shares as we are required to effect or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we are deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by the company may be deemed “voidable transactions.”

If we do not complete our initial business combination by September 23, 2019, we will be required to redeem our public shares from the trust account pursuant to our memorandum and articles of association.

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

Our initial shareholders have waived their right to participate in any liquidation distribution with respect to their founder shares, private shares, and shares underlying private rights or private warrants. We will pay the costs of our liquidation and distribution of the trust account from our remaining assets outside of the trust account. In addition, our sponsor has agreed that it will be liable to us, for all claims of creditors to the extent that we fail to obtain executed waivers from such entities in order to protect the amounts held in trust, except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we cannot assure you that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure you that a creditor or shareholder will not file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

If deemed to be insolvent, distributions made to public shareholders, or part of them, from our trust account may be subject to claw back in certain circumstances.

If we do not complete our initial business combination by September 23, 2019, and instead distribute the aggregate amount then on deposit in the trust account (net of taxes payable and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those ordinary shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act (namely that our assets exceed our liabilities; and that we are able to pay our debts as they fall due). If, after the redemption proceeds are paid to public shareholders, it transpires that our financial position at the time was such that it did not satisfy the solvency test, the Companies Act provides a mechanism by which those proceeds could be recovered from public shareholders. However, the Companies Act also provides for circumstances where such proceeds could not be subject to claw back, namely where (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance of the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

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

We expect to be a passive foreign investment company (“PFIC”) which could result in adverse U.S. federal income tax consequences to U.S. Holders.

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

Because we are a blank check company, with no current active business, we believe that we were a PFIC for the taxable year ended July 31, 2018 and expect to be a PFIC for the taxable year ending July 31, 2019.

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

If we are a PFIC and, at any time, have a foreign subsidiary that is classified as a PFIC, U.S. Holders generally would be deemed to own a portion of the shares of such lower-tier PFIC, and generally could incur liability for the deferred tax and interest charge described above if we receive a distribution from, or dispose of all or part of our interest in, the lower-tier PFIC or the U.S. Holders otherwise were deemed to have disposed of an interest in the lower-tier PFIC. We will endeavor to cause any lower-tier PFIC to provide to a U.S. Holder the information that may be required to make or maintain a QEF election with respect to the lower-tier PFIC. There can be no assurance that we will have timely knowledge of the status of any such lower-tier PFIC. In addition, we may not hold a controlling interest in any such lower-tier PFIC and thus there can be no assurance we will be able to cause the lower-tier PFIC to provide such required information. U.S. Holders are urged to consult their tax advisors regarding the tax issues raised by lower-tier PFICs.

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

In the event that we enter into a business combination with a target company located outside of the United States, it is likely that substantially all or a significant portion of our assets may be located outside of the United States and some of our officers and directors may reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

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

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait until September 23, 2019, in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

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

Many blank check companies have a provision in their charter, which prohibits the amendment of certain of its provisions, including those, which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our memorandum and articles of association provide that, prior to the consummation of our initial business combination, their provisions related to pre-business combination activity and the rights and obligations attaching to the ordinary shares, may be amended if approved by holders of 65% (or 50% if approved in connection with our initial business combination) of our outstanding ordinary shares attending and voting on such amendment. Prior to our initial business combination, if we seek to amend any provisions of our memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to our memorandum and articles of association. Other provisions of our memorandum and articles of association may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Following the consummation of our initial business combination, the rights and obligations attaching to our ordinary shares and other provisions of our memorandum and articles of association may be amended if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Our initial shareholders, which beneficially own approximately 90% of our ordinary shares, will participate in any vote to amend our memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business combination and the rights and obligations attaching to the ordinary shares behavior more easily that many blank check companies, and this may increase our ability to consummate our initial business combination with which certain shareholders do not agree. However, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem the public shares of any public shareholder without the consent of that holder, if we are unable to consummate our initial business combination by September 23, 2019.

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

Although we believe that the net proceeds of our initial public offering and the sale of the private units, including the interest earned on the proceeds held in the trust account that may be available to us for our initial business combination, will be sufficient to allow us to consummate our initial business combination. If the net proceeds of our initial public offering and the sale of the private units (less the amounts paid for redemptions in connection with the Extension described elsewhere in this Report) prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and the rights and warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

If we do not hold another annual meeting of shareholders until after the consummation of our initial business combination, shareholders will not be afforded an opportunity to elect directors and to discuss company affairs with management until such time.

Unless otherwise required by law or the rules of Nasdaq, we do not currently intend to call an annual meeting of shareholders until after we consummate our initial business combination. If our shareholders want us to hold a meeting prior to our consummation of our initial business combination, they may do so by members holding not less than thirty percent of voting rights in respect of the matter for which the meeting is requested making a request in writing to the directors in accordance with Section 82(2) of the Companies Act. Under British Virgin Islands law, we may not increase the required percentage to call a meeting above thirty percent. Until we hold another annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

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

On February 22, 2019, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market indicating that we are not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires us to have at least 300 public holders for continued listing on the NASDAQ Capital Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the NASDAQ Capital Market.

On April 8, 2019, the Company submitted a plan to regain compliance with the Minimum Public Holders Rule to Nasdaq providing that it expects to regain compliance with the Minimum Public Holders Rule upon the consummation of the proposed Transaction. Nasdaq subsequently provided us with an extension until August 21, 2019, to demonstrate compliance with Nasdaq’s initial listing requirements.

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

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or IFRS, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by September 23, 2019.

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

In connection with the Transaction, we expect to re-domicile or continue out of the British Virgin Islands into, the State of Delaware in connection with our initial business combination, and the laws of the State of Delaware will likely govern all of our material agreements.

In connection with our initial business combination, we expect to relocate the home jurisdiction of our business or re-domicile or continue out of from the British Virgin Islands to the State of Delaware. If we determine to do this, the laws of Delaware would likely govern all of our material agreements.

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

Our memorandum and articles of association permit the Board by resolution to amend the memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the Board and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem our public shares if we are unable to consummate our initial business combination by September 23, 2019.

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

The law of a foreign jurisdiction may govern almost all of our target business’ material agreements, some of which may be with governmental agencies in such jurisdiction. We cannot assure you that the target business or businesses will be able to enforce any of their material agreements or that remedies will be available outside of such jurisdiction. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our future operations.

Risks Associated with the Contemplated Transaction

References to “DermTech” in this section refer to DermTech, Inc. and references to the “combined company” in this section refer to Constellation after completion of the proposed Transaction. Shareholders should review closely the risk factors included in the Proxy Statement/Prospectus/Information Statement on Form S-4 that we intend to file with the SEC in connection with the special meeting of shareholders to approve the Merger Agreement and the business combination.

There can be no assurance that the proposed Transaction or Private Placement will be completed in the anticipated timeframe, if at all.

While the Transaction and the Private Placement are expected to be completed in the third fiscal quarter of 2019, there can be no assurance that this timing will be achieved, or that the contemplated Transaction and Private Placement will be consummated.

Subsequent to the consummation of the proposed Transaction, we may be required to take writedowns or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and ordinary share price, which could cause you to lose some or all of your investment.

Although we have conducted due diligence on DermTech, we cannot assure you that this diligence revealed all material issues that may be present in DermTech’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our and DermTech’s control will not later arise. As a result, we may be forced to later writedown or write-off assets, restructure its operations, or incur impairment or other charges that could result in losses. Even if our due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the Company or its securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

There can be no assurance that the combined company’s common stock will continue to be approved for listing on Nasdaq following the closing of the proposed Transaction or that we will be able to comply with the continued listing standards of Nasdaq.

In connection with the closing of the proposed Transaction, we intend to continue to list the combined company’s common stock and warrants on Nasdaq under the symbols “DMTK” and “DMTKW,” respectively. As part of the continued listing application process, we are required to provide to Nasdaq evidence that we are able to meet the initial listing requirements of Nasdaq. The combined company’s continued eligibility for listing may depend on the number of our public shares that are redeemed. If, after the proposed Transaction, Nasdaq delists the combined company’s shares and warrants from trading on its exchange for failure to meet the listing standards, the combined company and its stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for the combined company’s securities;

•

a determination that the combined company’s common stock is a “penny stock” which will require brokers trading in the combined company’s common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of the combined company’s common stock;

•	a limited amount of analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

If the proposed Transaction’s benefits do not meet the expectations of investors or securities analysts, the market price of the combined company’s securities may decline.

If the benefits of the proposed Transaction do not meet the expectations of investors or securities analysts, the market price of our securities prior to the closing of the proposed Transaction may decline. The market values of our securities at the time of the proposed Transaction may vary significantly from their prices on the date the Merger Agreement was executed, the date of any proxy statement or registration statement, or the date on which our shareholders vote on the proposed Transaction.

In addition, following the proposed Transaction, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the proposed Transaction, there has not been a public market for DermTech’s capital stock. Accordingly, the valuation ascribed to DermTech may not be indicative of the price that will prevail in the trading market following the proposed Transaction. If an active market for the combined company’s securities develops and continues, the trading price of our securities following the proposed Transaction could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning the combined company or the medical diagnostic industry in general;

•	operating and share price performance of other companies that investors deem comparable to the combined company;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business;

•	our ability to meet compliance requirements;

•	commencement of, or involvement in, litigation involving the combined company;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of the combined company’s shares of common stock available for public sale;

•	any major change in our board of directors or management;

•	sales of substantial amounts of the combined company’s shares of common stock by our directors, executive officers or significant shareholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the combined company could depress our share price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Following the consummation of the proposed Transaction, the combined company will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

Following the consummation of the proposed Transaction, the combined company will face increased legal, accounting, administrative and other costs and expenses as a public company that DermTech does not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require the combined company to carry out activities DermTech has not done previously. For example, the combined company will create new board committees and adopt new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), the combined company could incur additional costs rectifying those issues, and the existence of those issues could adversely affect the combined company’s reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with the combined company’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require the combined company to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

The combined company’s failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act that will be applicable to it after the proposed Transaction is consummated could have a material adverse effect on its business.

DermTech is not currently subject to Section 404 of the Sarbanes-Oxley Act. However, following the consummation of the proposed Transaction, the combined company will be required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of DermTech as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable after the proposed Transaction. If the combined company is not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, it may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of its securities.

The combined company will qualify as an emerging growth company within the meaning of the Securities Act, and if it takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, which could make the combined company’s securities less attractive to investors and may make it more difficult to compare the combined company’s performance to the performance of other public companies.

The combined company will qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, the combined company will be eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. The combined company will remain an emerging growth company until the earliest of  (i) the last day of the fiscal year in which the market value of its ordinary shares that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of  $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of its ordinary shares in its initial public offering. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as the combined company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, the combined company may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find the ordinary shares less attractive because the combined company will rely on these exemptions, which may result in a less active trading market for the ordinary shares and their price may be more volatile.

DermTech’s management has limited experience in operating a public company.

DermTech’s executive officers have limited experience in the management of a publicly traded company. DermTech’s management team may not successfully or effectively manage its transition to a public company following the proposed Transaction that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the combined company. DermTech currently may not have a complement of personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States and US GAAP. The development and implementation of the standards and controls necessary for the combined company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that the combined company will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods.

Our sponsor has agreed to vote in favor of the proposed Transaction, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the sponsor agrees to vote its founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our sponsor has agreed to vote its founder shares, as well as any public shares purchased during or after our initial public offering, in favor of the proposed Transaction. Our sponsor owns approximately 72.7% of the outstanding ordinary shares. Accordingly, it is more likely that the necessary shareholder approval to complete the proposed Transaction will be received than would be the case if our sponsor agreed to vote its founder shares in accordance with the majority of the votes cast by our public shareholders.

Our ability to successfully effect the proposed Transaction and successfully operate the business thereafter will be largely dependent upon the efforts of certain key personnel of DermTech, all of whom we expect to stay with the combined company following the proposed Transaction. The loss of such key personnel could negatively impact the operations and profitability of the combined business.

Our ability to successfully effect the proposed Transaction and successfully operate the business is dependent upon the efforts of certain key personnel of DermTech. Although we expect all of such key personnel to remain with the combined company following the proposed Transaction, there can be no assurance that they will do so. It is possible that DermTech will lose some key personnel, the loss of which could negatively impact the operations and profitability of the combined company. Furthermore, following the closing of the proposed Transaction, certain of the key personnel of DermTech may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause the combined company to have to expend time and resources helping them become familiar with such requirements.

If, before distributing the proceeds in the trust account to the public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by the public shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to the public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our public shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our public shareholders in connection with our liquidation may be reduced.

Future issuances of equity securities may dilute the interests of our shareholders and reduce the price of our securities.

Any future issuance of our equity securities could dilute the interests of our then existing shareholders and could substantially decrease the trading price of our securities. We may issue equity or equity-linked securities in connection with the proposed Transaction or in the future, including pursuant to a private investment in public equity, or PIPE, or other offering of equity securities, for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions and other transactions), to adjust our ratio of debt to equity, to satisfy its obligations upon the exercise of then-outstanding options or other equity-linked securities, if any, or for other reasons.

An investor may be subject to adverse U.S. federal income tax consequences in the event the Internal Revenue Service, or the IRS, were to disagree with the U.S. federal income tax consequences described herein.

We have not sought a ruling from the IRS as to any U.S. federal income tax consequences of the proposed Transaction to investors. The IRS may disagree with the combined company’s view of the expected f U.S. federal income tax consequences of the proposed Transaction, and its determination may be upheld by a court. Any such determination could subject an investor or us to adverse U.S. federal income tax consequences that would be different than those described herein. Accordingly, each prospective investor is urged to consult a tax advisor with respect to the specific tax consequences of the acquisition, ownership and disposition of our securities, including the applicability and effect of state, local or non-U.S. tax laws, as well as U.S. federal tax laws.

Our Corporate Effective Tax Rate may increase as a result of becoming a U.S. domiciled corporation.

In connection with the closing of our initial business combination, we anticipate that we will change our jurisdiction of incorporation from the British Virgin Islands to Delaware, which change is referred to as the “Domestication”. As a result of the Domestication, we will become subject to U.S. tax on our income and capital gains. As a result, our corporate effective tax rate may increase significantly, which could materially impact our financial results, including our earnings and cash flow, for periods after the Domestication. Our current corporate effective tax rate, which fluctuates significantly from period to period, and is based upon the application of currently applicable income tax laws, regulations and treaties, as well as current judicial and administrative interpretations of these income tax laws, regulations and treaties, in various jurisdictions, in addition to the jurisdiction where our parent is organized and domiciled.

The highest statutory corporate tax rate for U.S. federal income tax purposes is 21%. Our effective tax rate for purposes of financial reporting may, however, vary significantly from the statutory rates under which we operate (including the U.S. statutory rate that would apply after the Domestication) because of, among other things, timing differences in the recognition of income and expense for U.S. GAAP and tax purposes, and differences in how each jurisdiction in which we operate treats the same item of income or expense. We are unable to predict the impact of the Domestication on our effective tax rate going forward for future years. In addition, the tax laws of the United States and other jurisdictions could change in the future, and those changes could cause a material increase in our effective tax rate at a later date as well.

The recently passed comprehensive tax reform bill could adversely affect the combined company’s business and financial condition.

In December 2017, the TCJA significantly revised the Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, reduction or elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and the combined company’s business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of common stock of the combined company is also uncertain and could be adverse. Stockholders of the combined company should consult with their legal and tax advisors with respect to this legislation and its potential tax consequences under their particular circumstances.

Because we have no current plans to pay cash dividends on our shares for the foreseeable future, you may not receive any return on investment unless you sell your shares for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of the combined company’s board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the combined company’s board of directors may deem relevant. In addition, the combined company’s ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness the combined company or its subsidiaries incur, including with respect to any credit facility. As a result, you may not receive any return on an investment in our shares unless you sell our ordinary shares for a price greater than that which you paid for it.

If, following the proposed Transaction, securities or industry analysts do not publish or cease publishing research or reports about the combined company, its business, or its market, or if they change their recommendations regarding our ordinary shares adversely, the price and trading volume of our ordinary shares could decline.

The trading market for the combined company’s common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on the combined company. If no securities or industry analysts commence coverage of the combined company, its share price and trading volume would likely be negatively impacted. If any of the analysts who may cover the combined company change their recommendation regarding the combined company’s common stock adversely, or provide more favorable relative recommendations about the combined company’s competitors, the price of the combined company’s common stock would likely decline. If any analyst who may cover the combined company were to cease coverage of the combined company or fail to regularly publish reports on it, the combined company could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.

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

Quarter Ended	Units		Ordinary Shares		Rights		Warrants
	High	Low	High	Low	High	Low	High	Low

2019
March 31	$10.69	$10.05	$10.38	$8.75	$0.2	0.0005	$0.1482	$0.05

2018
December 31	$16.04	$10.02	$10.25	$9.95	$0.45	$0.0101	$0.28	$0.06

September 30	$11.50	$10.30	$10.15	$9.95	$0.7	$0.3768	$0.5	$0.182

June 30	$10.98	$9.74	$9.99	$9.87	$0.9499	$0.31	$0.36	$0.205

March 31	$11.21	$9.82	$9.95	$9.72	$0.483	$0.27	$0.377	$0.19

2017
December 31	$10.50	$8.22	$9.90	$9.55	$0.36	$0.25	$0.25	$0.195

September 30(1)	$10.30	$10.01	$9.78	$9.64	$0.35	$0.28	$0.30	$0.23

June 30, 2017 (June 20, 2017 – June 30, 2017)	$10.24	$10.00	$—	$—	$—	$—	$—	$—

(1)

Reflects the high and low trade prices of our ordinary shares, rights and warrants beginning as of August 10, 2017, the first day that the ordinary shares, rights and warrants underlying our units began trading separately.

Holders of Record

On June 13, 2019, there were approximately three holders of record of our units, three holders of record of our ordinary shares, one holder of record of our rights and one holder of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Use of Proceeds from our Initial Public Offering

On June 23, 2017, we consummated our initial public offering of 14,375,000 units (including 1,875,000 units sold pursuant to the underwriters exercising their over-allotment option), with each unit consisting of one ordinary share, one warrant, each whole warrant entitling the holder to purchase one-half of one ordinary share at a price of $11.50 per whole share and one right to receive one-tenth of one ordinary share upon the consummation of an initial business combination. No fractional shares will be issued upon exercise of the warrants. Each warrant will become exercisable on the completion of our business combination. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of our initial business combination or earlier upon redemption or liquidation.

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

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Constellation Alpha Capital Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the SEC.

Overview

We are a blank check company incorporated on July 31, 2015 in the British Virgin Islands and formed for the purpose of entering into a business combination with one or more target businesses.

On June 23, 2017, we consummated our initial public offering of 14,375,000 units (including 1,875,000 units sold pursuant to the underwriters exercising their over-allotment option), with each unit consisting of one ordinary share, one warrant, each warrant entitling the holder to purchase one-half of one ordinary share at a price of $11.50 per whole share and one right to receive one-tenth of one ordinary share upon the consummation of an initial business combination. No fractional shares will be issued upon exercise of the warrants. Each warrant will become exercisable on the completion of our business combination. The warrants will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation.

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

On March 21, 2019, at the Special Meeting, our shareholders approved our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination (the “Extension”) to September 23, 2019 (the “Combination Period”). In connection with the Extension, an aggregate of 13,187,468 ordinary shares was redeemed for an aggregate payment of approximately $136.9 million out of the trust account.

If we are unable to complete a Business Combination on or before the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to our obligations to provide for claims of creditors and the requirements of applicable law.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination or to raise capital will be successful.

On August 2, 2018, we entered into an agreement (the “Share Purchase Agreement”) to purchase all of the issued and outstanding shares of capital stock of Medall Healthcare Private Limited, a company registered under the laws of India. On December 3, 2018, the Share Purchase Agreement was terminated automatically.

On March 21, 2019, at the special meeting of shareholders, our shareholders approved an amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination to September 23, 2019. In connection with the extension, an aggregate of 13,187,468 ordinary shares was redeemed for an aggregate payment of approximately $136.9 million out of our trust account.

On March 15, 2019, we announced that it has executed a non-binding letter of intent to merge with DermTech, Inc., a Delaware corporation and a leading moleculargenomics company, with an initial focus on skin cancer, that develops and markets novel non-invasive diagnostic tests. On May 22, 2019 and May 23, 2019, we entered into separate Subscription Agreements with new health care focused institutional investors as well as certain existing investors in DermTech, pursuant to which the Subscribers agreed to purchase an aggregate of 6,153,847 PIPE Shares for a purchase price of $3.25 per share, in a private placement in which we will raise an aggregate of approximately $20,000,000, less certain offering related expenses payable by us. The PIPE Shares are identical to the shares of common stock that will be held by our public stockholders at the time of the closing of the Merger. The closing of the sale of PIPE Shares will be contingent upon, among other things, the substantially concurrent consummation of the Merger. On May 29, 2019, we entered into the Merger Agreement with DermTech and Merger Sub, pursuant to which Merger Sub will merge with and into DermTech with DermTech surviving the Merger as a wholly owned subsidiary of the Company. Upon the closing of the Merger, all of DermTech’s outstanding common stock and preferred stock will be cancelled and converted automatically into the right to receive an aggregate of 16,000,000 shares of the Company less the total number of shares of our common stock that can be acquired or received pursuant to certain options, restricted stock units and warrants of DermTech, as set forth in the Merger Agreement.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On February 22, 2019, the Notice from the Listing Qualifications Department of The Nasdaq Stock Market indicating that we are not in compliance with the Minimum Public Holders Rule, which requires us to have at least 300 public holders for continued listing on the NASDAQ Capital Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the NASDAQ Capital Market.

On April 8, 2019, the Company submitted a plan to regain compliance with the Minimum Public Holders Rule to Nasdaq providing that it expects to regain compliance with the Minimum Public Holders Rule upon the consummation of the proposed Transaction. Nasdaq subsequently provided us with an extension until August 21, 2019, to demonstrate compliance with Nasdaq’s initial listing requirements.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2019 were organizational activities, those necessary to consummate our initial public offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities we hold as a result of the initial public offering. There has been no material adverse change has occurred since the date of our audited consolidated financial statements included in our registration statement for the initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in pursuit of our acquisition plans.

For the year ended March 31, 2019, we had net income of approximately $944,000, consisting of interest income of approximately $2.9 million, and unrealized gain on marketable securities held in our trust account of approximately $59,000, offset by operating costs of approximately $2.0 million.

For the year ended March 31, 2018, we had net income of approximately $856,000, consisting of interest income on marketable securities held in our trust account of approximately $1.2 million, offset by unrealized loss on marketable securities held in our trust account of approximately $45,000, and operating costs of approximately $306,000.

Liquidity and Capital Resources

On June 23, 2017, we consummated our initial public offering of 14,375,000 Units, at a price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,875,000 Units at $10.00 per Unit, generating gross proceeds of $143.75 million. Simultaneously with the closing of our initial public offering, we consummated the sale of 561,250 Private Units at a price of $10.00 per Unit, of which of which 425,000 Private Units were purchased by the Sponsor and 136,250 Private Units were purchased by Cowen Investments, generating gross proceeds of approximately $5.61 million.

Following the initial public offering and the exercise of the over-allotment option, a total of approximately $145.2 million was placed in the trust account. We incurred approximately $8.4 million in initial public offering related costs, including $2.875 million of underwriting fees, approximately $5.03 million of deferred underwriting fees and approximately $514,000 of initial public offering costs.

As of March 31, 2019, we had marketable securities held in the trust account of approximately $12.4 million, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the trust account may be available to us to pay our income tax obligations.

As of March 31, 2019, we had cash of approximately $30,000 held outside the trust account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a business combination, due diligence procedures and other general corporate uses. In addition, as of March 31, 2019, we had accounts payable and accrued expenses of approximately $1.5 million.

For the year ended March 31, 2019, cash used in operating activities amounted to approximately $444,000. Net income of approximately $944,000 was impacted by interest earned on marketable securities held in the trust account of approximately $2.9 million and an unrealized gain on marketable securities held in the trust account of approximately $59,000. Changes in our operating assets and liabilities used cash of approximately $1.5 million.

For the year ended March 31, 2018, cash used in operating activities amounted to approximately $373,000. Net income of approximately $856,000 was impacted by interest earned on marketable securities held in the trust account of approximately $1.2 million and an unrealized loss on marketable securities held in the trust account of approximately $45,000. Changes in our operating assets and liabilities used cash of approximately $67,000.

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

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be converted into private units of the post business combination entity at a price of $10.00 per private unit at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. On April 17, 2019 and May 21, 2019, we entered into two promissory notes evidencing loans of $55,000 and $14,559 made to us by two related parties, respectively, for the sole purpose of paying our expenses. The principal balance of the notes shall be payable on the date that we consummate our initial business combination from the funds available to us in connection with the consummation of our initial business combination.

We will need to obtain additional financing either to consummate our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we will issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination, in which case we will issue additional securities or incur debt in connection with such business combination. We cannot provide any assurance that financing will be available to us on commercially acceptable terms, if at all. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2019, the Company had cash held outside the trust account of approximately $30,000, cash and marketable securities held in the trust account of approximately $12.4 million (including approximately $364,000 of interest income, net of unrealized losses), substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less, and a working capital deficit of approximately $1.5 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans.

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

On April 17, 2019 and May 21, 2019, we entered into two promissory notes evidencing loans of $55,000 and $14,559 made to us by two related parties, respectively, for the sole purpose of paying our expenses. The principal balance of the notes shall be payable on the date that we consummate our initial business combination from the funds available to us in connection with the consummation of our initial business combination.

Based on the foregoing, we have insufficient funds available to operate our business through the earlier of consummation of a business combination or September 23, 2019. Following the initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Our plans to raise capital or to consummate the initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019 and 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our consolidated balance sheet.

Net income (loss) per ordinary share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the earnings from the assets held in the trust account.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

All activity through March 31, 2019 relates to our formation and the preparation for our initial public offering and identifying a target company for a business combination. We did not have any financial instruments that were exposed to market risks at March 31, 2019.

Item 8.	Consolidated Financial Statements and Supplementary Data

CONSTELLATION ALPHA CAPITAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Constellation Alpha Capital Corp.

We have audited the accompanying consolidated balance sheets of Constellation Alpha Capital Corp. (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company’s has a significant working capital deficiency and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

June 14, 2019

CONSTELLATION ALPHA CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2019	2018
Assets:
Current assets:
Cash	$30,487	$449,942
Prepaid expenses	51,257	93,503

Total current assets	81,744	543,445
Cash and marketable securities held in Trust Account	12,357,980	146,350,150

Total assets	$12,439,724	$146,893,595

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$1,522,158	$30,853
Advances from related parties	36,095	11,095

Total current liabilities	1,558,253	41,948
Deferred underwriting fees	5,031,250	5,031,250

Total liabilities	6,589,503	5,073,198

Commitments
Ordinary shares subject to possible redemption, 81,701 and 13,438,929 shares at redemption values as of March 31, 2019 and 2018, respectively	850,217	136,820,396

Shareholders’ Equity:
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 5,260,831 and 5,091,071 shares issued and outstanding (excluding 81,701 and 13,438,929 shares subject to possible redemption) as of March 31, 2019 and 2018, respectively	3,201,932	4,146,387
Retained earnings	1,798,072	853,614

Total shareholders’ equity	5,000,004	5,000,001

Total Liabilities and Shareholders’ Equity	$12,439,724	$146,893,595

The accompanying notes are an integral part of the consolidated financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2019	2018
Operating costs	$1,978,028	$306,243

Loss from operations	(1,978,028)	(306,243)

Other income:
Interest income	2,863,123	1,208,066
Unrealized gain (loss) on marketable securities held in Trust Account	59,363	(45,416)

Net income	$944,458	$856,407

Weighted average ordinary shares outstanding, basic and diluted (1)	5,136,904	4,721,185

Basic and diluted net income (loss) per ordinary share	$0.14	$(0.05)

(1) Excludes an aggregate of up to 81,701 and 13,438,929 shares subject to possible redemption at March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

	Ordinary Shares		Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance – March 31, 2017	4,312,500	$25,000	$(2,793)	$22,207

Cancellation of ordinary shares issued to initial shareholders	(718,750)	—	—	—
Sale of 14,375,000 Units, net of underwriters discount and offering expenses	14,375,000	135,329,283	—	135,329,283
Sale of 561,250 Private Units	561,250	5,612,500	—	5,612,500
Ordinary shares subject to redemption	(13,438,929)	(136,820,396)	—	(136,820,396)
Net income	—	—	856,407	856,407

Balance – March 31, 2018	5,091,071	$4,146,387	$853,614	$5,000,001

Change in ordinary shares subject to redemption	169,760	(944,455)	—	(944,455)
Net income	—	—	944,458	944,458

Balance – March 31, 2019	5,260,831	$3,201,932	$1,798,072	$5,000,004

The accompanying notes are an integral part of the consolidated financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$944,458	$856,407
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,863,101)	(1,208,066)
Unrealized (gain) loss on securities held in Trust Account	(59,363)	45,416
Changes in operating assets and liabilities:
Prepaid expenses	42,246	(93,503)
Accounts payable and accrued expenses	1,491,305	26,355

Net cash used in operating activities	(444,455)	(373,391)

Cash Flows from Investing Activities
Investment of cash in Trust Account	—	(145,187,500)
Withdrawal from Trust Account for redemption of ordinary shares	136,914,634	—

Net cash provided by (used in) investing activities	136,914,634	(145,187,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	140,875,000
Proceeds from sale of Private Units	—	5,612,500
Advances received from related party	25,000	162,255
Repayment of advances from related party	—	(319,197)
Payment of offering costs	—	(344,725)
Payment of redemption of ordinary shares	(136,914,634)	—

Net cash (used in) provided by financing activities	(136,889,634)	145,985,833

Net change in cash	(419,455)	424,942

Cash – Beginning	449,942	25,000

Cash – Ending	$30,487	$449,942

Non-Cash investing and financing activities:
Offering costs charged to additional paid in capital	$—	$301,278

Deferred underwriting fee payable	$—	$5,031,250

Initial classification of ordinary shares subject to possible redemption	$—	$135,963,594

Change in value of ordinary shares subject to possible redemption	$944,455	$856,802

The accompanying notes are an integral part of the consolidated financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

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

All activity through March 31, 2019 relates to the Company’s formation, its initial public offering consummated on June 23, 2017 (“Initial Public Offering”) of 14,375,000 units (“Units” and with respect to the ordinary shares included in the Units, the “Public Shares”), the sale of 561,250 units (the “Private Units”) in a private placement to the Company’s sponsor, Centripetal, LLC (the “Sponsor”) and Cowen Investments, LLC and their designees (“Cowen Investments”), and identifying a target company for a Business Combination. Each Unit consists of one Public Share, one right and one redeemable warrant (“Public Warrant”). Each right will convert into one-tenth (1/10) of one ordinary share. Each Public Warrant entitles the holder to purchase one-half (1/2) of one ordinary share at an exercise price of $11.50 per whole share.

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

On March 21, 2019, at the Special Meeting, the Company’s shareholders approved the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a Business Combination (the “Extension”) to September 23, 2019 (the “Combination Period”). In connection with the Extension, an aggregate of 13,187,468 ordinary shares was redeemed for an aggregate payment of approximately $136.9 million out of the Trust Account.

If the Company is unable to complete a Business Combination on or before the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be less than $10.10 per Unit. The Sponsor has agreed that it will indemnify the Company to the extent necessary to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company, but only if such a vendor or prospective target

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

business does not execute such a waiver. However, the Sponsor may not be able to meet such obligation as the Company has not required its Sponsor to retain any assets to provide for its indemnification obligations, nor has the Company taken any further steps to ensure that the Sponsor will be able to satisfy any indemnification obligations that arise. Moreover, the Sponsor will not be liable to the Public Shareholders if it should fail to satisfy its obligations and instead will only be liable to the Company. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On August 2, 2018, the Company entered into an agreement (“Share Purchase Agreement”) to purchase all of the issued and outstanding shares of capital stock of Medall Healthcare Private Limited, a company registered under the laws of India (“Medall”). On December 3, 2018, the Share Purchase Agreement was terminated automatically.

On March 15, 2019, the Company announced that it has executed a non-binding letter of intent to merge with DermTech, Inc. (“DermTech”), a Delaware corporation and a leading moleculargenomics company, with an initial focus on skin cancer, that develops and markets novel non-invasive diagnostic tests. On May 22, 2019 and May 23, 2019, the Company entered into separate subscription agreements (each, a “Subscription Agreement”) with new health care focused institutional investors as well as certain existing investors in DermTech (each, a “Subscriber”), pursuant to which the Subscribers agreed to purchase an aggregate of 6,153,847 shares (the “PIPE Shares”) of the Company’s common stock for a purchase price of $3.25 per share, in a private placement in which the Company will raise an aggregate of approximately $20,000,000, less certain offering related expenses payable by the Company (the “Private Placement”). The PIPE Shares are identical to the shares of common stock that will be held by the Company’s public stockholders at the time of the closing of the Merger, as defined below. The closing of the sale of PIPE Shares will be contingent upon, among other things, the substantially concurrent consummation of the Merger. On May 29, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DermTech and DT Merger Sub, Inc., a wholly owned subsidiary company of the Company incorporated in Delaware (“Merger Sub”), pursuant to which Merger Sub will merge with and into DermTech (the “Merger”), with DermTech surviving the Merger as a wholly owned subsidiary of the Company. Upon the closing of the Merger, all of DermTech’s outstanding common stock and preferred stock will be cancelled and converted automatically into the right to receive an aggregate of 16,000,000 shares of the Company less the total number of shares of the Company’s common stock that can be acquired or received pursuant to certain options, restricted stock units and warrants of DermTech, as set forth in the Merger Agreement.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On February 22, 2019, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on the NASDAQ Capital Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the NASDAQ Capital Market.

On April 8, 2019, the Company submitted a plan to regain compliance with the Minimum Public Holders Rule to Nasdaq providing that it expects to regain compliance with the Minimum Public Holders Rule upon the consummation of the proposed Merger. Nasdaq subsequently provided the Company with an extension until August 21, 2019, to demonstrate compliance with Nasdaq’s initial listing requirements.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2019, the Company had cash held outside the Trust Account of approximately $30,000, cash and marketable securities held in the Trust Account of approximately $12.4 million (including approximately $364,000 of interest income, net of unrealized losses), substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less, and a working capital deficit of approximately $1.5 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

Based on the foregoing, the Company will have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or September 23, 2019. Following the initial Business Combination, if cash on hand is insufficient, the Company will need to obtain additional financing in order to meet its obligations. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. The Company’s plans to raise capital or to consummate the

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

initial Business Combination may not be successful. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and 2018.

Cash and marketable securities held in Trust Account

At March 31, 2019 and 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019 and 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

Net income (loss) per ordinary share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the earnings from the assets held in the Trust Account. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 7,468,125 ordinary shares, and (2) rights sold in the Initial Public Offering and private placement that convert into 1,493,625 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted net income (loss) per ordinary share is calculated as follows:

	For the years ended March 31,
	2019	2018
Net income	$944,458	$856,407
Less: Income attributable to ordinary shares subject to redemption	(201,067)	(1,086,961)

Adjusted net income (loss)	$743,391	$(230,554)

Weighted average ordinary shares outstanding, basic and diluted	5,136,904	4,721,185

Basic and diluted net income (loss) per ordinary share	$0.14	$(0.05)

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2019 and 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

3. INITIAL PUBLIC OFFERING

On June 23, 2017, the Company sold 14,375,000 Units in the Initial Public Offering at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,875,000 Units at $10.00 per Unit. Each Unit consists of one ordinary share, one Public Right and one Public Warrant. Each Public Right will convert into one-tenth (1/10) of one ordinary share. Each Public Warrant entitles the holder to purchase one-half (1⁄2) of one ordinary share at an exercise price of $11.50 per whole share. The Company will not issue fractional shares.

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

5. RELATED PARTY TRANSACTIONS

Administrative Services Arrangement

The Company entered into an agreement whereby, commencing on June 20, 2017 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company pays the Sponsor a monthly fee of $10,000 for office space, utilities and administrative services. For the years ended March 31, 2019 and 2018, the Company incurred $120,000 and $90,000 in fees for these services, respectively. An aggregate of $70,000 and $20,000 in fees for these services were included in accounts payable and accrued expenses in the accompanying consolidated balance sheets at March 31, 2019 and 2018, respectively.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

Related Party Advances

As of March 31, 2019 and 2018, the Company has an outstanding balance of $36,095 and $11,095 of advances from related parties for working capital purposes, respectively. The advances are non-interest bearing, unsecured and due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

On April 17, 2019 and May 21, 2019, the Company entered into two promissory notes evidencing loans of $55,000 and $14,559 made to the Company by two related parties, respectively, for the sole purpose of paying the Company’s expenses. The notes are non-interest bearing, unsecured and payable upon the consummation of the initial business combination. If the Company is unable to completer a business combination, the notes will be forgiven.

6. COMMITMENTS

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

7. SHAREHOLDERS’ EQUITY

Preferred Shares – The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At March 31, 2019 and 2018, there are no preferred shares designated, issued or outstanding.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

Ordinary Shares – The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2019 and 2018, there were 5,260,831 and 5,091,071 ordinary shares issued and outstanding (excluding 81,701 and 13,438,929 ordinary shares subject to possible redemption).

Simultaneously with the consummation of the Initial Public Offering in June 2017, the Sponsor forfeited 136,250 founder shares, which such shares were cancelled and simultaneously issued to Cowen Investments for no additional consideration (the “Cowen Shares”). The Company accounted for the Cowen Shares as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated the fair value of the Cowen Shares to be $1,362,500 based upon the offering price of the Units of $10.00 per Unit. Cowen Investments has agreed not to transfer, assign or sell any of the Cowen Shares (except to certain permitted transferees) until, with respect to 50% of the Cowen Shares, the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share for any 20 trading days within any 30- trading day period commencing after a Business Combination, and with respect to the remaining 50% of the Cowen Shares, upon one year after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property. In addition, Cowen Investments has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

Rights – Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

Warrants – Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the consummation of a Business Combination. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at d March 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31,
Description		2019	2018
Assets:
Marketable securities held in Trust Account	1	$12,357,980	$146,350,150

9. SUBSEQUENT EVENTS

On April 17, 2019 and May 21, 2019, the Company issued two promissory notes to two related parties for $55,000 and $14,559, respectively, for the sole purpose of paying the Company’s expenses. The notes are non-interest bearing, unsecured and payable upon the consummation of the initial Business Combination. If the Company is unable to complete a Business Combination, the notes will be forgiven.

On May 22, 2019 and May 23, 2019, the Company entered into separate Subscription Agreements with new health care focused institutional investors as well as certain existing investors in DermTech, pursuant to which the Subscribers agreed to purchase an aggregate of 6,153,847 PIPE Shares for a purchase price of $3.25 per share, in a private placement in which the Company will raise an aggregate of approximately $20,000,000, less certain offering related expenses payable by the Company. The PIPE Shares are identical to the shares of common stock that will be held by the Company’s public stockholders at the time of the closing of the Merger. The closing of the sale of PIPE Shares will be contingent upon, among other things, the substantially concurrent consummation of the Merger. On May 29, 2019, the Company entered into the Merger Agreement with DermTech and Merger Sub, pursuant to which Merger Sub will merge with and into DermTech, with DermTech surviving the Merger as a wholly owned subsidiary of the Company. The consummation of the Merger is subject to customary and other conditions, including the approval of the Company’s shareholders. The Company expects to complete the Merger in the third quarter of 2019, but there can be no assurance that the Merger will be consummated prior to that date or at all. Additional information regarding the Merger and the transactions related thereto will be included in the Proxy Statement/Prospectus/Information Statement on Form S-4 that the Company intends to file with the SEC in connection with the special meeting of shareholders to approve the Merger.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, though not fully eliminate, risk.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Controls – Integrated Framework. Based on our management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of March 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Rajiv Shukla	44	Chairman of the Board and Chief Executive Officer
Craig Pollak	48	Chief Financial Officer and Secretary
Dr. John Alexander	80	Director
Alan Rosling	56	Director
Kewal Handa	66	Director

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

Number and Terms of Office of Officers and Directors

Our Board is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Alexander and Handa, expired at the first annual meeting. On March 21, 2019, in connection with the Special Meeting in lieu of the 2019 Annual General Meeting of Shareholders, Messrs. Alexander and Handa were reelected to serve as directors of the Company to the Company’s board of directors, with each such director to serve until the second annual general meeting of shareholders following the Special Meeting in lieu of the 2019 Annual General Meeting of Shareholders or until his successor is elected and qualified. The term of office of the second class of directors, consisting of Messrs. Shukla and Rosling, will expire at the second annual meeting. Our officers are elected by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our memorandum and articles of association as it deems appropriate. Our memorandum and articles of association provide that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, one or more vice-presidents, secretaries and treasurers and such other offices as may be determined by the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officer, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended March 31, 2019, all filing requirements applicable to our officer, directors and greater than ten percent beneficial owners were complied with.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of June 13, 2019, by:

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

We have based our calculation of the percentage of beneficial ownership on 5,342,532 ordinary shares outstanding on June 13, 2019.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Centripetal, LLC(2)	3,882,500	72.7%
Rajiv Shukla(2)	3,882,500	72.7%
Craig Pollak(3)	—	—
Dr. John Alexander(3)	—	—
Alan Rosling(3)	—	—
Kewal Handa(3)	—	—
All directors and executive officers as a group (five individuals)	3,882,500	72.7%
Cowen Inc.(4)	919,296	17.2%

(1)	Unless otherwise indicated, the business address of each of the persons and entities is Emerald View, Suite 400, 2054 Vista Parkway, West Palm Beach, FL 33411.
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
(4)

According to a Form 3 filed with the SEC on March 29, 2019 on behalf of Cowen, Inc., Cowen Investments II LLC (“Cowen Investments II”), Cowen and Company, LLC (“Cowen and Company”), Cowen Holdings, Inc. (“Cowen Holdings”), RCG LV Pearl LLC (“RCG”) and Jeffrey M. Solomon. 308,596 ordinary shares of Constellation were owned directly by Cowen Investments II. As the sole member of Cowen Investments II, RCG may be deemed to beneficially own the securities owned directly by Cowen Investments II. As the sole member of RCG, Cowen Inc. may be deemed to beneficially own the securities owned directly by Cowen Investments II. As Chief Executive Officer of Cowen Inc., Mr. Solomon may be deemed to beneficially own the securities owned directly by Cowen Investments II. 610,700 ordinary shares of Constellation are owned directly by Cowen Investments II. As the sole member of Cowen Investments II, RCG may be deemed to beneficially own the securities owned directly by Cowen Investments II. As the sole member of RCG, Cowen Inc. may be deemed to beneficially own the securities owned directly by Cowen Investments II. As Chief Executive Officer of Cowen Inc., Mr. Solomon may be deemed to beneficially own the securities owned directly by Cowen Investments II.

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

On April 17, 2019 and May 21, 2019, we entered into two promissory notes evidencing loans of $55,000 and $14,559 made to us by two related parties, respectively, for the sole purpose of paying our expenses. The principal balance of the note shall be payable on the date that we consummate our initial business combination from the funds available to us in connection with the consummation of our initial business combination.

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

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed to our Company by Marcum LLP for the years ended March 31, 2019 and 2018 are as follows:

	Year Ended March 31, 2019	Year Ended March 31, 2018
Audit Fees(1)	$52,520	$58,765
Audit-Related Fees(2)	$22,222	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total	$74,742	$58,765

(1)

Audit Fees consist of fees incurred for the audits of our annual consolidated financial statements and financial statements included in our registration statement on Form S-1 and this Annual Report on Form 10-K, for the review of our unaudited interim consolidated financial statements included in our Quarterly Reports on Form 10-Q for the first three quarters of the fiscal year and for fees incurred related to other SEC filings.

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

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

(2)	Financial Statements Schedule

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

Exhibit No.	Description

1.1(1)	Underwriting Agreement, dated June 19, 2017, between the Company and Cowen and Company, LLC, as representative of the underwriters.

3.1(2)	Amended and Restated Memorandum of Association.

4.1(1)	Warrant Agreement, dated June 19, 2017, between the Company and Continental Stock Transfer & Trust Company.

4.3(1)	Rights Agreement, dated June 19, 2017, between the Company and Continental Stock Transfer & Trust Company.

10.1(1)	Investment Management Trust Agreement, dated June 19, 2017, between the Company and Continental Stock Transfer & Trust Company.

10.2(1)	Registration Rights Agreement, dated June 19, 2017, between the Company and securityholders

10.3(1)	Letter Agreement, dated June 19, 2017, among the Company and each of the sponsor, directors and officers of the Company.

10.4(1)	Letter Agreement, dated June 19, 2017, between the Company and Centripetal, LLC, the Company’s sponsor, regarding administrative support.

10.5(3)	Securities Purchase Agreement, dated August 31, 2015, between the Company and Centripetal, LLC.

10.6(3)	Amended and Restated Unit Purchase Agreement, dated May 17, 2017, between the Company and sponsor.

10.7(4)	Second Amended and Restated Unit Purchase Agreement, dated June 14, 2017, between the Company and sponsor.

10.8(3)	Unit Purchase Agreement, dated May 17, 2017, between the Company and Cowen Investments LLC.

10.9(4)	Amended and Restated Unit Purchase Agreement between the Company and Cowen Investments LLC.

10.10(5)	Form of Indemnity Agreement.

14(5)	Form of Code of Ethics.

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

99.1(5)	Audit Committee Charter.

99.2(5)	Compensation Committee Charter.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 23, 2017.

(2)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 25, 2019.
(3)	Incorporated by reference to an exhibit to the Company’s Form S-1, filed with the SEC on May 18, 2017.
(4)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on June 14, 2017.
(5)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on June 9, 2017.

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

Date: June 14, 2019

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

Signature	Title	Date

/s/ Rajiv Shukla Rajiv Shukla	Chairman of the Board and Chief Executive Officer	June 14, 2019

/s/ Craig Pollak Craig Pollak	Chief Financial Officer and Secretary	June 14, 2019

/s/ Dr. John Alexander Dr. John Alexander	Director	June 14, 2019

/s/ Alan Rosling Alan Rosling	Director	June 14, 2019

/s/ Kewal Handa Kewal Handa	Director	June 14, 2019