Form 10-Q
period 2019-06-30
Constellation Alpha Capital Corp.
filed 2019-08-13
CIK 1651944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, one Right and one Warrant	CNACU	The Nasdaq Stock Market LLC
Ordinary Shares, no par value	CNAC	The Nasdaq Stock Market LLC
Warrants, each Warrant entitling the holder to purchase one-half (1/2) of one Ordinary Share	CNACW	The Nasdaq Stock Market LLC
Rights, each Right entitling the holder to receive one-tenth (1/10) of one Ordinary Share	CNACR	The Nasdaq Stock Market LLC

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

As of August 13, 2019, 5,342,532 ordinary shares of the registrant were outstanding.

CONSTELLATION ALPHA CAPITAL CORP.

Quarterly Report on Form 10-Q

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	March 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$15,282	$30,487
Prepaid expenses	45,750	51,257

Total current assets	61,032	81,744
Cash and marketable securities held in Trust Account	12,432,054	12,357,980

Total assets	$12,493,086	$12,439,724

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$2,353,005	$1,522,158
Advances and notes payable	116,154	36,095

Total current liabilities	2,469,159	1,558,253
Deferred underwriting fees	4,312,500	5,031,250

Total liabilities	6,781,659	6,589,503
Commitments and Contingencies
Ordinary shares subject to possible redemption, 67,956 and 81,701 shares at redemption values as of June 30, 2019 and March 31, 2019, respectively	711,419	850,217
Shareholders’ Equity:
Preferred shares, no par value; unlimited shares authorized; none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 5,274,576 and 5,260,831 shares issued and outstanding (excluding 67,956 and 81,701 shares subject to possible redemption) as of June 30, 2019 and March 31, 2019, respectively	3,340,730	3,201,932
Retained earnings	1,659,278	1,798,072

Total shareholders’ equity	5,000,008	5,000,004

Total Liabilities and Shareholders’ Equity	$12,493,086	$12,439,724

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,
	2019	2018
Operating costs	$931,619	$158,170

Loss from operations	(931,619)	(158,170)
Other income:
Interest income	70,855	649,640
Unrealized gain (loss) on marketable securities held in Trust Account	3,220	(47,682)
Reduction of deferred underwriting fee	718,750	—

Net (loss) income	$(138,794)	$443,788

Weighted average ordinary shares outstanding, basic and diluted (1)	5,260,831	5,091,071

Basic and diluted net loss per ordinary share	$(0.03)	$(0.02)

(1)	Excludes an aggregate of up to 67,956 and 13,427,259 shares subject to possible redemption at June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended June 30, 2019
	Ordinary Shares			Total Shareholders’ Equity
	Shares	Amount	Retained Earnings
Balance—March 31, 2019	5,260,831	$3,201,932	$1,798,072	$5,000,004
Change in ordinary shares subject to possible redemption	13,745	138,798	—	138,798
Net income	—	—	(138,794)	(138,794)

Balance—June 30, 2019 (unaudited)	5,274,576	$3,340,730	$1,659,278	$5,000,008

	For the three months ended June 30, 2018
	Ordinary Shares			Total Shareholders’ Equity
	Shares	Amount	Retained Earnings
Balance—March 31, 2018	5,091,071	$4,146,387	$853,614	$5,000,001
Change in ordinary shares subject to possible redemption	11,670	(443,788)	—	(443,788)
Net income	—	—	443,788	443,788

Balance—June 30, 2018 (unaudited)	5,102,741	$3,702,599	$1,297,402	$5,000,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(138,794)	$443,788
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(70,854)	(649,640)
Unrealized (gain) loss on securities held in Trust Account	(3,220)	47,682
Reduction of deferred underwriting fee	(718,750)	—
Changes in operating assets and liabilities:
Prepaid expenses	5,507	25,999
Accounts payable and accrued expenses	900,406	67,789

Net cash used in operating activities	(25,705)	(64,382)

Cash Flows from Financing Activities:
Advances received from related party	10,500	—

Net cash provided by financing activities	10,500	—

Net change in cash	(15,205)	(64,382)
Cash—Beginning	30,487	449,942

Cash—Ending	$15,282	$385,560

Non-Cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$138,798	$443,788

Accounts payable paid by related party under the form of promissory notes	$69,559	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Constellation Alpha Capital Corp. (the “Company” or “CNAC”) is a blank check company incorporated in the British Virgin Islands on July 31, 2015. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”).

All activity through June 30, 2019 relates to the Company’s formation, its initial public offering consummated on June 23, 2017 (“Initial Public Offering”) of 14,375,000 units (“Units” and with respect to the ordinary shares included in the Units, the “Public Shares”), the sale of 561,250 units (the “Private Units”) in a private placement to the Company’s sponsor, Centripetal, LLC (the “Sponsor”) and Cowen Investments, LLC and their designees (“Cowen Investments”), and identifying a target company for a Business Combination. Each Unit consists of one Public Share, one right and one redeemable warrant (“Public Warrant”). Each right will convert into one-tenth (1/10) of one ordinary share. Each Public Warrant entitles the holder to purchase one-half (1/2) of one ordinary share at an exercise price of $11.50 per whole share.

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On March 15, 2019, the Company issued a press release announcing that it had executed a non-binding Letter of Intent to merge with DermTech, Inc. (“DermTech”), a Delaware corporation and a leading moleculargenomics company, with an initial focus on skin cancer, that develops and markets novel non-invasive diagnostic tests. On May 22, 2019 and May 23, 2019, the Company entered into separate subscription agreements (each an “Initial Subscription Agreement” and, collectively, the “Initial Subscription Agreements”), with new health care focused institutional investors as well as certain existing investors in DermTech (the “Initial Subscribers”), pursuant to which the Initial Subscribers agreed to purchase an aggregate of 6,153,847 shares (the “PIPE Shares”) of the Company’s common stock for a purchase price of $3.25 per share, in a private placement in which the Company will raise an aggregate of approximately $20 million, less certain offering related expenses payable by the Company (the “Private Placement”). The PIPE Shares are identical to the shares of common stock that will be held by the Company’s public stockholders at the time of the closing of the Merger, as defined below. The closing of the sale of PIPE Shares and the Preferred Shares will be contingent upon, among other things, the substantially concurrent consummation of the Merger.

On May 29, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DermTech and DT Merger Sub, Inc., a wholly owned subsidiary company of the Company incorporated in Delaware (“Merger Sub”), pursuant to which the Company will re-domicile out of the British Virgin Islands and continue as a company incorporated in the State of Delaware and Merger Sub will merge with and into DermTech (the “Merger”), with DermTech surviving the Merger as a wholly owned subsidiary of the Company. Upon the closing of the Merger (the “Merger Closing”), all of DermTech’s outstanding common stock and preferred stock will be cancelled and converted automatically into the right to receive an aggregate of 16,000,000 shares of the Company less the total number of shares of the Company’s common stock that can be acquired or received pursuant to certain options, restricted stock units and warrants of DermTech, as set forth in the Merger Agreement. The Merger Agreement also provides that, prior to the Closing, Constellation will re-domicile out of the British Virgin Islands and continue as a company incorporated in the State of Delaware (Note 9).

On August 1, 2019, certain of the Initial Subscribers entered into amended and restated subscription agreements (the “Amended and Restated Subscription Agreements”) pursuant to which the Company agreed to sell to each such subscriber, and each such subscriber agreed to purchase, (i) shares of the Company’s common stock at a purchase price of $3.25 per share and (ii) shares of Series A Convertible Preferred Stock of the Company (the “Preferred Shares”) at a purchase price of $3,250 per Preferred Share. The subscribers to the Amended and Restated Subscription Agreements agreed to purchase an aggregate of 1,230,769 shares of the Company’s common stock and 1,231 Preferred Shares for an aggregate total purchase price of approximately $8 million. Pursuant to the terms of the Amended and Restated Subscription Agreements, each Preferred Share is convertible into 1,000 shares of the Company’s common stock. In connection with the New Subscription Agreement and the proposed issuance of Preferred Shares to certain subscribers, the Company received a waiver from DermTech to certain provisions of the Merger Agreement allowing the Company to (i) issue the Preferred Shares pursuant to the Amended and Restated Subscription Agreements and (ii) increase the amount of the proposed Private Placement to $24 million. On August 1, 2019, certain of the Initial Subscribers entered into an Omnibus Common Share Subscription Agreement Amendment, which modified certain of the Initial Subscription Agreements to, among other things, adjust the limitation on the aggregate proceeds that Constellation is permitted to receive from the sale of its stock from the date of the Merger Agreement from $20 million to $24 million.

On August 1, 2019, the Company entered into a subscription agreement (the “New Subscription Agreement”) with a new investor (the “New Subscriber”), pursuant to which the New Subscriber agreed to purchase, and the Company agreed to sell to the New Subscriber, an aggregate of 1,230,769 shares of the Company’s common stock, at a purchase price of $3.25 per share for a total purchase price of approximately $4 million. Under the New Subscription Agreement, the shares of the Company’s common stock to be issued and the price per share are subject to adjustment for any reverse split or other adjustment that may be effected for the purpose of meeting the initial listing requirements of the Nasdaq Capital Market in connection with the consummation of the Merger. The shares of the Company’s common stock to be issued pursuant to the New Subscription Agreement will be identical to the shares of the Company’s common stock that will be held by the Company’s public stockholders upon the closing of the Transaction.

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 8, 2019, the Company submitted a plan to regain compliance with the Minimum Public Holders Rule to Nasdaq providing that it expects to regain compliance with the Minimum Public Holders Rule upon the consummation of the Merger. Nasdaq subsequently provided the Company with an extension until August 21, 2019, to demonstrate compliance with Nasdaq’s initial listing requirements.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2019, the Company had cash held outside the Trust Account of approximately $15,000, cash and marketable securities held in the Trust Account of approximately $12.4 million (including approximately $438,000 of interest income, net of unrealized losses), substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less, and a working capital deficit of approximately $2.4 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company will have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or September 23, 2019. Following the initial Business Combination, if cash on hand is insufficient, the Company will need to obtain additional financing in order to meet its obligations. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 14, 2019, which contains the audited consolidated financial statements and notes thereto. The financial information as of June 30, 2019 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. The interim results for the three months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending March 31, 2020 or for any future interim periods.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 and March 31, 2019.

Cash and marketable securities held in Trust Account

At June 30, 2019 and March 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019 and March 31, 2019, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

Net income (loss) per ordinary share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the earnings from the assets held in the Trust Account. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 7,468,125 ordinary shares, and (2) rights sold in the Initial Public Offering and private placement that convert into 1,493,625 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

Reconciliation of net (loss) income per ordinary share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted net (loss) income per ordinary share is calculated as follows:

	For the three months ended June 30,
	2019	2018
Net income	$(138,794)	$443,788
Less: Income attributable to ordinary shares subject to redemption	(4,237)	(562,289)

Adjusted net income (loss)	$(143,031)	$(118,501)

Weighted average ordinary shares outstanding, basic and diluted	5,260,831	5,091,071

Basic and diluted net income (loss) per ordinary share	$(0.03)	$(0.02)

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The calculation of income attributable to ordinary shares subject to redemption is as follows:

	For the three months ended June 30,
	2019	2018
Income attributable to ordinary shares subject to redemption:
Interest income and unrealized gains (losses)	$74,075	$601,958
Less:
(i) Company’s portion available to pay taxes	—	—
(ii) Company’s portion available to be withdrawn for working capital purposes	—	—

Subtotal	74,075	601,958
Ordinary shares subject to redemption	67,956	13,427,259
Total IPO shares	1,187,532	14,375,000
% Attributable to ordinary shares subject to redemption	5.72%	93.41%

Income Attributable to Ordinary Shares Subject to Redemption	$4,237	$562,289

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2019 and March 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

5. RELATED PARTY TRANSACTIONS

Administrative Services Arrangement

The Company entered into an agreement whereby, commencing on June 20, 2017 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company pays the Sponsor a monthly fee of $10,000 for office space, utilities and administrative services. For the three months ended June 30, 2019 and 2018, the Company incurred $30,000 in fees for these services in each period. An aggregate of $100,000 and $70,000 in fees for these services were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets at June 30, 2019 and March 31, 2019, respectively.

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

As of March 31, 2018, the Company had an outstanding balance of approximately $11,100 of advances from related parties for expenses incurred on the Company’s behalf. In December 2018 and June 2019, the Company’s Chief Executive Officer (the “CEO”) advanced $25,000 and $10,500 to the Company, respectively. In addition, on April 17, 2019 and May 21, 2019, the Company entered into two promissory notes evidencing loans of $55,000 and $14,559 made to the Company by two lenders, respectively, for the sole purpose of paying a portion of the Company’s expenses. Subsequent to June 30, 2019, the Company received an additional advance of $24,500 from its CEO. The three advances were evidenced by promissory note for an aggregate principal amount of $60,000. The notes are non-interest bearing, unsecured and payable upon the consummation of the initial business combination. If the Company is unable to complete a business combination, the notes will be forgiven.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of up to three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, of which 0.5% is payable solely at the discretion of the Company. In May 2019, the Company elected not to pay the 0.5% discretionary deferred underwriting fees to the underwriters. In connection with the execution of the Merger Agreement, CNAC, DermTech and Cowen and Company, LLC (“Cowen”) entered into a letter agreement, dated May 29, 2019, (the “Deferred Underwriting Fee Assignment Agreement”), pursuant to which CNAC agreed to assign to DermTech, and DermTech agreed to assume, CNAC’s obligation under the Underwriting Agreement, dated as of June 19, 2017 (the “Underwriting Agreement”), by and among CNAC and Cowen, acting as representative of the underwriters named in Schedule A thereto (the “Underwriters”), to pay the Underwriters the underwriting fee set forth therein (the “Underwriting Fee Assignment”), subject to certain adjustments and pursuant to the terms of the Deferred Underwriting Fee Assignment Agreement.

Pursuant to the terms of the Deferred Underwriting Fee Assignment Agreement, if the Merger is consummated and CNAC raises at least $15.0 million in proceeds from equity financings consummated prior to the one-year anniversary of the Merger Closing, excluding the proceeds received from any financing consummated prior to or simultaneous with the Merger Closing, then DermTech will pay to the underwriters $2,187,500 within two business days of CNAC receiving the proceeds from such equity financings. If CNAC fails to raise such funds by the one-year anniversary of the consummation of the Merger, then DermTech will pay to the Underwriters $1,093,750 within one week of the one-year anniversary of the Merger Closing, and the underwriters will have the option to receive an additional $1,093,750 in CNAC common stock at that time (the “Equity Payment”) based on the then fair market value of CNAC common stock, or to receive $1,093,750 in cash at a later date. DermTech’s payment to the Underwriters of $2,187,500, or its payment of $1,093,750 plus the Equity Payment, in either case, shall satisfy DermTech’s obligation to pay the deferred underwriting fees in full, and no further payment of any kind shall be required of DermTech or CNAC in connection with the deferred underwriting fees.

The Underwriting Fee Assignment will be effective only if and when the Merger is consummated; provided that the Underwriting Fee Assignment will not be effective in the event the Merger is consummated after September 23, 2019. CNAC has elected not to pay the 0.5% discretionary underwriting discount under the terms of the Underwriting Agreement.

7. SHAREHOLDERS’ EQUITY

Preferred Shares – The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At June 30, 2019 and March 31, 2019, there are no preferred shares designated, issued or outstanding.

Ordinary Shares – The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2019 and March 31, 2019, there were 5,274,576 and 5,260,831 ordinary shares issued and outstanding (excluding 67,956 and 81,701 ordinary shares subject to possible redemption, respectively).

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company may call the warrants for redemption (excluding the Private Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	at any time while the Public Warrants are exercisable;

•	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder;

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

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019 and March 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2019	March 31, 2019
Assets:
Marketable securities held in Trust Account	1	$12,432,054	$12,357,980

9. MERGER AGREEMENT

On May 29, 2019, the Company, Merger Sub, and DermTech entered into the Merger Agreement, which was amended on August 1, 2019, pursuant to which Merger Sub will merge with and into DermTech, with DermTech surviving the Merger as a wholly owned subsidiary of CNAC (collectively with the transactions related thereto, the “Transaction”).

Merger Agreement

Domestication

The Merger Agreement provides that at least two business days prior to the Merger Closing, CNAC will re-domicile out of the British Virgin Islands and continue as a company incorporated in the State of Delaware pursuant to Section 184 of the BVI Business Companies Act and Section 388 of the Delaware General Corporation Law (the “Domestication”). In connection with the Domestication, all ordinary shares of CNAC will be deemed to be converted into shares of common stock, par value $0.0001 per share, of CNAC (the “CNAC common stock”).

The Transaction and Consideration

At the Merger Closing, all of DermTech’s outstanding common stock and preferred stock will be cancelled and converted automatically into the right to receive an aggregate of 16,000,000 shares of CNAC common stock less the total number of shares of CNAC common stock that can be acquired or received pursuant to certain options, restricted stock units and warrants of DermTech, as set forth in the Merger Agreement. All of DermTech’s options, restricted stock units and warrants, whether vested or unvested, that will remain outstanding following the Merger Closing, will be assumed by CNAC and will become awards to acquire shares of CNAC common stock, as set forth in the Merger Agreement.

Conditions to Completion of the Transaction

Consummation of the Transaction is subject to customary and other conditions, including (i) the shareholders of CNAC having approved, among other things, the transactions contemplated by the Merger Agreement, (ii) the stockholders of DermTech having approved the transactions contemplated by the Merger Agreement, (iii) the completion of the Domestication, (iv) the absence of any governmental order that would prohibit the Transaction, and (v) a registration statement (as specified in the Merger Agreement) shall have been declared effective by the SEC.

Termination of the Merger Agreement

The Merger Agreement may be terminated prior to consummation of the Transaction by mutual consent of DermTech and CNAC. In addition, the Merger Agreement may be terminated by either DermTech or CNAC if (i) the Merger shall not have been consummated prior to September 24, 2019; (ii) any governmental authority in the United States shall have issued a final, non-appealable order that has the effect of making consummation of the Merger illegal

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

or otherwise preventing or prohibiting consummation of the Transaction; or (iii) the Merger Agreement shall fail to receive the requisite vote for approval when presented to CNAC’s shareholders. The Merger Agreement may also be terminated by either CNAC or DermTech in the event that certain other conditions provided for in the Merger Agreement are triggered.

Registration Rights Agreement

In connection with, and as a condition to the Merger Closing, the Merger Agreement provides that CNAC and certain persons and entities which will hold CNAC common stock upon the consummation of the Transaction (collectively, the “Investors”) will enter into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, CNAC will be obligated to file a shelf registration statement on Form S-3 to register the resale by the Investors of CNAC common stock issuable in connection with the Transaction. The Registration Rights Agreement will also provide the Investors with demand, “piggy-back” and Form S-3 registration rights, subject to certain minimum requirements and customary conditions.

Lock-Up Agreement

In connection with, and as a condition to the Merger Closing, the Merger Agreement provides that the Investors and certain persons and entities which will hold CNAC common stock upon the consummation of the Transaction will each enter into a Lock-up Agreement providing each such holder agrees that, during the period commencing on the Merger Closing and continuing to and including the date 180 days after the date of the Merger Closing, such holder will not sell, offer to sell, pledge, or transfer any CNAC securities held by such holder, subject to certain limited exceptions.

Subscription Agreements

On May 22, 2019 and May 23, 2019, CNAC entered into separate Subscription Agreements with new health care focused Subscribers, pursuant to which the Subscribers agreed to purchase, and CNAC agreed to sell to the Subscribers, an aggregate of 6,153,847 PIPE Shares, for a purchase price of $3.25 per share, in a private placement in which CNAC will raise an aggregate of approximately $20,000,000, less certain offering related expenses payable by CNAC. The PIPE Shares are identical to the shares of CNAC common stock that will be held by CNAC’s public stockholders at the time of the Merger Closing.

The closing of the sale of PIPE Closing will be contingent upon the substantially concurrent consummation of the Transaction. The PIPE Closing will occur on the date of, and immediately prior to, the consummation of the Transaction and will be subject to customary conditions. The purpose of the sale of the PIPE Shares is to raise additional capital for working capital following the Merger Closing.

CNAC has agreed that, within 45 days after the consummation of the Transaction, it will file with the SEC a registration statement registering the resale of the PIPE Shares, and will use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable following the filing thereof.

No fees or other compensation was paid or will be payable to any of the Subscribers or any third parties in consideration of the Subscribers entering into the Subscription Agreements.

Forfeiture Agreement

On May 29, 2019, the Sponsor entered into a Forfeiture Letter, pursuant to which the Sponsor will forfeit to CNAC an aggregate of 2,694,779 shares of CNAC common stock, effective as of immediately prior to the consummation of the Transaction.

CONSTELLATION ALPHA CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. SUBSEQUENT EVENTS

New Subscription Agreement

On August 1, 2019, CNAC entered into the New Subscription Agreement with the New Subscriber, pursuant to which the New Subscriber agreed to purchase, and CNAC agreed to sell to the New Subscriber, an aggregate of 1,230,769 shares of CNAC common stock, at a purchase price of $3.25 per share for a total purchase price of approximately $4 million. Under the New Subscription Agreement, the shares of CNAC common stock to be issued and the price per share are subject to adjustment for any reverse split or other adjustment that may be effected for the purpose of meeting the initial listing requirements of the Nasdaq Capital Market in connection with the consummation of the Merger. The shares of CNAC common stock to be issued pursuant to the New Subscription Agreement will be identical to the shares of CNAC common stock that will be held by CNAC’s public stockholders upon the closing of the Merger.

The closing of the sale of CNAC common stock pursuant to the New Subscription Agreement will be contingent upon the consummation of the Merger and will occur concurrently with the closing of the Merger, subject to customary closing conditions. The purpose of the sale of CNAC common stock pursuant to the New Subscription Agreement is to raise additional capital for working capital for CNAC following the closing of the Merger.

CNAC has agreed that, within 45 days after the consummation of the Merger, it will file with the SEC a registration statement registering the resale of the CNAC common stock pursuant to the New Subscription Agreement, and will use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable following the filing thereof.

Amended and Restated Subscription Agreements

On August 1, 2019, certain of the Initial Subscribers entered into the Amended and Restated Subscription Agreements pursuant to which CNAC agreed to sell to each such subscriber, and each such subscriber agreed to purchase, (i) PIPE shares at a purchase price of $3.25 per share and (ii) Preferred Shares at a purchase price of $3,250 per Preferred Share. The subscribers to the Amended and Restated Subscription Agreements agreed to purchase an aggregate of 1,230,769 shares of CNAC common stock and 1,231 Preferred Shares for an aggregate total purchase price of approximately $8 million. Pursuant to the terms of the Amended and Restated Subscription Agreements, each Preferred Share is convertible into 1,000 shares of CNAC common stock.

In connection with the closing of the Merger, CNAC will file a Certificate of Designation of Preferences, Rights and Limitations for the Preferred Shares (the “Series A Certificate of Designation”). Pursuant to the Series A Certificate of Designation, holders of the Preferred Shares will be entitled to receive dividends on an as-converted basis equal to and in the same form as dividends paid on shares of CNAC common stock when, as and if such dividends are paid on such common stock. The Series A Certificate of Designation will provide that holders of the Preferred Shares shall participate pari passu with the holders of CNAC common stock on an as-converted basis in the event of dissolution, liquidation or winding up of CNAC. The Series A Certificate of Designation also will provide that each Preferred Share will be convertible into CNAC common stock at a conversion price per share equal to $0.00325, provided that in no event shall any Preferred Shares be convertible if such conversion would result in the holder of such shares beneficially owning more than 9.99% of CNAC’s then-outstanding shares of common stock. The Preferred Shares shall have no voting rights, except with respect to certain protective provisions set forth in the Series A Certificate of Designation relating to the powers, preferences and rights of the Preferred Shares. The Preferred Shares will not be redeemable.

In connection with the New Subscription Agreement and the proposed issuance of Preferred Shares to certain subscribers, CNAC received a waiver from DermTech to certain provisions of the Merger Agreement allowing CNAC to (i) issue the Preferred Shares pursuant to the Amended and Restated Subscription Agreements and (ii) increase the amount of the proposed private placement to $24 million.

Omnibus Common Share Subscription Agreement Amendment

On August 1, 2019, certain of the Initial Subscribers entered into an Omnibus Common Share Subscription Agreement Amendment, which modified certain of the Initial Subscription Agreements to, among other things, adjust the limitation on the aggregate proceeds that CNAC is permitted to receive from the sale of its stock from the date of the Merger Agreement from $20 million to $24 million.

First Amendment to Agreement and Plan of Merger

On August 1, 2019, CNAC, Merger Sub, and DermTech, entered into the First Amendment to the Agreement and Plan of Merger, which amended the Merger Agreement to add Mr. Enrico Picozza to the list of initial directors of the combined company following the consummation of the Merger.

Related Party Loan

On August 7, 2019, the Company received an additional advance of $24,500 from its CEO, which was evidenced together with the advances received from the CEO in December 2018 and June 2019 by a promissory note for an aggregate principal amount $60,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “Constellation,” “we,” “us” or the “Company” refer to Constellation Alpha Capital Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Centripetal, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

We paid a total of $2,875,000 in underwriting discounts and commissions and $514,467 for other costs and expenses related to our initial public offering. In addition, the underwriters agreed to defer $5,031,250 in underwriting discounts and commissions, and up to this amount will be payable upon consummation of the business combination. After deducting the underwriting discounts and commissions (excluding the deferred portion of $5,031,250 in underwriting discounts and commissions, which will be released from the trust account upon consummation of the business combination, if consummated) and the estimated offering expenses, the total net proceeds from our initial public offering and the private placement was $145,973,033, of which $145,187,500 (or $10.10 per unit sold in our initial public offering) was placed in the trust account. Of the 3.5% deferred underwriting fee, or $5,031,250, 0.5% (or $718,750) is payable in our sole discretion. In May 2019, we elected not to pay the 0.5% discretionary deferred underwriting fee to the underwriters.

In connection with the execution of the Merger Agreement, CNAC, DermTech and Cowen and Company, LLC (“Cowen”) entered into a letter agreement, dated May 29, 2019, (the “Deferred Underwriting Fee Assignment Agreement”), pursuant to which we agreed to assign to DermTech, and DermTech agreed to assume, our obligation under the Underwriting Agreement to pay the underwriters the deferred underwriting fees, subject to certain adjustments and pursuant to the terms of the Deferred Underwriting Fee Assignment Agreement.

Pursuant to the terms of the Deferred Underwriting Fee Assignment Agreement, if the Merger is consummated and we raise at least $15.0 million in proceeds from equity financings consummated prior to the one-year anniversary of the Merger Closing, excluding the proceeds received from any financing consummated prior to or simultaneous with the Merger Closing, then DermTech will pay to the underwriters $2,187,500 within two business days of CNAC receiving the proceeds from such equity financings. If we fail to raise such funds by the one-year anniversary of the consummation of the Merger, then DermTech will pay to the underwriters $1,093,750 within one week of the one-year anniversary of the Merger Closing, and the underwriters will have the option to receive an additional $1,093,750 in CNAC common stock at that time (the “Equity Payment”) based on the then fair market value of CNAC common stock, or to receive $1,093,750 in cash at a later date. DermTech’s payment to the underwriters of $2,187,500, or its payment of $1,093,750 plus the Equity Payment, in either case, shall satisfy DermTech’s obligation to pay the deferred underwriting fees in full, and no further payment of any kind shall be required of DermTech or CNAC in connection with the deferred underwriting fees.

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

On March 15, 2019, we issued a press release announcing that we executed a non-binding Letter of Intent to merge with DermTech, a Delaware corporation and a leading moleculargenomics company, with an initial focus on skin cancer, that develops and markets novel non-invasive diagnostic tests. On May 22, 2019 and May 23, 2019, we entered into separate subscription agreements (each, an “Initial Subscription Agreement” and collectively, the “Initial Subscription Agreements”), with new health care focused institutional investors as well as certain existing investors in DermTech (the “Initial Subscribers”), pursuant to which the Initial Subscribers agreed to purchase an aggregate of 6,153,847 shares (the “PIPE Shares”) of our common stock for a purchase price of $3.25 per share of common stock, in a private placement that contemplated that we would raise an aggregate of approximately $20 million, less certain offering related expenses payable by us (the “Private Placement”). The PIPE Shares are identical to the shares of common stock that will be held by our public stockholders at the time of the closing of the Merger, as defined below. The closing of the sale of PIPE Shares will be contingent upon, among other things, the substantially concurrent consummation of the Merger.

On May 29, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DermTech and DT Merger Sub, Inc., our wholly owned subsidiary company of the Company incorporated in Delaware (“Merger Sub”), pursuant to which we will re-domicile out of the British Virgin Islands and continue as a company incorporated in the State of Delaware and Merger Sub will merge with and into DermTech (the “Merger”), with DermTech surviving the Merger as our wholly owned subsidiary. Upon the closing of the Merger, all of DermTech’s outstanding common stock and preferred stock will be cancelled and converted automatically into the right to receive an aggregate of 16,000,000 shares of the Company less the total number of shares of our common stock that can be acquired or received pursuant to certain options, restricted stock units and warrants of DermTech, as set forth in the Merger Agreement. Consummation of the Business Combination is subject to customary conditions.

On August 1, 2019, certain of the Initial Subscribers entered into amended and restated subscription agreements (the “Amended and Restated Subscription Agreements”) pursuant to which we agreed to sell to each such subscriber, and each such subscriber agreed to purchase, (i) shares of our common stock at a purchase price of $3.25 per share and (ii) shares of our Series A Convertible Preferred Stock (the “Preferred Shares”) at a purchase price of $3,250 per Preferred Share. The subscribers to the Amended and Restated Subscription Agreements agreed to purchase an aggregate of 1,230,769 shares of our common stock and 1,231 Preferred Shares for an aggregate total purchase price of approximately $8 million. Pursuant to the terms of the Amended and Restated Subscription Agreements, each Preferred Share is convertible into 1,000 shares of our common stock. In connection with the New Subscription Agreement and the proposed issuance of Preferred Shares to certain subscribers, we received a waiver from DermTech to certain provisions of the Merger Agreement allowing us to (i) issue the Preferred Shares pursuant to the Amended and Restated Subscription Agreements and (ii) increase the amount of the proposed Private Placement to $24 million. On August 1, 2019, certain of the Initial Subscribers entered into an Omnibus Common Share Subscription Agreement Amendment, which modified certain of the Initial Subscription Agreements to, among other things, adjust the limitation on the aggregate proceeds that Constellation is permitted to receive from the sale of its stock from the date of the Merger Agreement from $20 million to $24 million.

On August 1, 2019, we entered into a subscription agreement (the “New Subscription Agreement”) with a new investor (the “New Subscriber”), pursuant to which the New Subscriber agreed to purchase, and we agreed to sell to the New Subscriber, an aggregate of 1,230,769 shares of our common stock, at a purchase price of $3.25 per share for a total purchase price of approximately $4 million. Under the New Subscription Agreement, the shares of our common stock to be issued and the price per share are subject to adjustment for any reverse split or other adjustment that may be effected for the purpose of meeting the initial listing requirements of the Nasdaq Capital Market in connection with the consummation of the Merger. The shares of our common stock to be issued pursuant to the New Subscription Agreement will be identical to the shares of our common stock that will be held by our public stockholders upon the closing of the Merger.

In addition, on August 1, 2019, we entered into the First Amendment to the Agreement and Plan of Merger with Merger Sub, and DermTech, which amended the Merger Agreement to add Mr. Enrico Picozza to the list of initial directors of the combined company following the consummation of the Merger.

On August 8, 2019, the SEC declared effective our registration statement on Form S-4 (File No. 333-232181), as amended, which includes a proxy statement with respect to our special meeting of shareholders to approve the Merger Agreement among other matters as well as prospectus with respect to the shares of common stock to be issued in connection with the Merger. On August 9, 2019, we commenced the mailing of the proxy statement to our shareholders as of the July 25, 2019 record date.

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

On April 8, 2019, we submitted a plan to regain compliance with the Minimum Public Holders Rule to Nasdaq providing that it expects to regain compliance with the Minimum Public Holders Rule upon the consummation of the Merger. Nasdaq subsequently provided us with an extension until August 21, 2019, to demonstrate compliance with Nasdaq’s initial listing requirements.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2019 were organizational activities, those necessary to consummate our initial public offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities we hold as a result of the initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in pursuit of our acquisition plans.

For the three months ended June 30, 2019, we had net loss of approximately $139,000, consisting of interest income of approximately $70,900, unrealized gain on marketable securities held in our trust account of approximately $3,000, and reduction of deferred underwriting fees of approximately $719,000, offset by operating costs of approximately $932,000.

For the three months ended June 30, 2018, we had net income of approximately $444,000, consisting of interest income on marketable securities held in our trust account of approximately $650,000, offset by operating costs of approximately $158,000 and an unrealized loss on marketable securities held in our trust account of approximately $48,000.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2019, we cash and marketable securities held in the trust account of approximately $12.4 million (including approximately $438,000 of interest income, net of unrealized losses), substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less, and a working capital deficit of approximately $2.4 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Based on the foregoing, we will have insufficient funds available to operate our business through the earlier of consummation of a business combination or September 23, 2019, the date we are required to liquidate the trust account and wind up our affairs if we have not completed a business combination. Following the initial business combination, if cash on hand is insufficient, we will need to obtain additional financing in order to meet our obligations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Our plans to raise capital or to consummate the initial business combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

As of June 30, 2019, we had cash of approximately $15,000 held outside the trust account, which is available for use by us for general corporate purposes. In addition, as of June 30, 2019, we had accounts payable and accrued expenses of approximately $2.4 million.

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

Following the initial public offering and the exercise of the over-allotment option, a total of approximately $145.2 million was placed in the trust account. We incurred approximately $8.4 million in initial public offering related costs, including $2.875 million of underwriting fees, approximately $5.03 million of deferred underwriting fees and approximately $514,000 of initial public offering costs. In connection with the Extension in March 2019, an aggregate of 13,187,468 ordinary shares were redeemed for an aggregate payment of approximately $136.9 million out of the Trust Account.

For the three months ended June 30, 2019, cash used in operating activities amounted to approximately $26,000. Net income of approximately $2.0 million was impacted by interest earned on marketable securities held in the trust account of approximately $71,000, an unrealized gain on marketable securities held in the trust account of approximately $3,000, and reduction of deferred underwriting fees liability of approximately $719,000. Changes in our operating assets and liabilities provided cash of approximately $906,000. In addition, cash provided by financing activities was $10,500 comprised solely of advances from a related party.

For the three months ended June 30, 2018, cash used in operating activities amounted to approximately $64,000. Net income of approximately $444,000 was impacted by interest earned on marketable securities held in the trust account of approximately $650,000 and an unrealized loss on marketable securities held in the trust account of approximately $48,000. Changes in our operating assets and liabilities provided cash of approximately $94,000.

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

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be converted into private units of the post business combination entity at a price of $10.00 per private unit at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2018, we had an outstanding balance of approximately $11,100 of advances from related parties for expenses incurred on our behalf. In December 2018 and June 2019, our Chief Executive Officer (the “CEO”) advanced $25,000 and $10,500 to us, respectively. In addition, on April 17, 2019 and May 21, 2019, we entered into two promissory notes evidencing loans of $55,000 and $14,559 made to us by two lenders, respectively, for the sole purpose of paying a portion of our expenses. On August 7, 2019, we received an additional advance of $24,500 from our CEO, which were evidenced together with the advances received from the CEO in December 2018 and June 2019 by promissory note for an aggregate principal amount $60,000. The principal balance of the notes shall be payable on the date that we consummate our initial business combination from the funds available to us in connection with the consummation of our initial business combination.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019 and March 31, 2019, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed consolidated balance sheet.

Net income (loss) per ordinary share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the earnings from the assets held in the trust account.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

The Merger

On May 29, 2019, the Company, Merger Sub, and DermTech entered into the Merger Agreement, which was amended on August 1, 2019, pursuant to which Merger Sub will merge with and into DermTech, with DermTech surviving the Merger as a wholly owned subsidiary of the Company (collectively with the transactions related thereto, the “Transaction”).

Merger Agreement

Domestication

The Merger Agreement provides that at least two business days prior to the closing of the Merger (the “Merger Closing”), we will re-domicile out of the British Virgin Islands and continue as a company incorporated in the State of Delaware pursuant to Section 184 of the BVI Business Companies Act and Section 388 of the Delaware General Corporation Law (the “Domestication”). In connection with the Domestication, all ordinary shares, no par value, of Constellation will be deemed to be converted into shares of common stock, par value $0.0001 per share, of Constellation (the “Constellation common stock”).

The Transaction and Consideration

At the Merger Closing, all of DermTech’s outstanding common stock and preferred stock will be cancelled and converted automatically into the right to receive an aggregate of 16,000,000 shares of Constellation common stock less the total number of shares of Constellation common stock that can be acquired or received pursuant to certain options, restricted stock units and warrants of DermTech, as set forth in the Merger Agreement. All of DermTech’s options, restricted stock units and warrants, whether vested or unvested, that will remain outstanding following the Merger Closing, will be assumed by Constellation and will become awards to acquire shares of Constellation common stock, as set forth in the Merger Agreement.

Conditions to Completion of the Transaction

Consummation of the Transaction is subject to customary and other conditions, including (i) the shareholders of Constellation having approved, among other things, the transactions contemplated by the Merger Agreement, (ii) the stockholders of DermTech having approved the transactions contemplated by the Merger Agreement, (iii) the completion of the Domestication, (iv) the absence of any governmental order that would prohibit the Transaction, and (v) a registration statement (as specified in the Merger Agreement) shall have been declared effective by the SEC.

Termination of the Merger Agreement

The Merger Agreement may be terminated prior to consummation of the Transaction by mutual consent of DermTech and Constellation. In addition, the Merger Agreement may be terminated by either DermTech or Constellation if (i) the Merger shall not have been consummated prior to September 24, 2019; (ii) any governmental authority in the United States shall have issued a final, non-appealable order that has the effect of making consummation of the Merger illegal or otherwise preventing or prohibiting consummation of the Transaction; or (iii) the Merger Agreement shall fail to receive the requisite vote for approval when presented to Constellation’s shareholders. The Merger Agreement may also be terminated by either Constellation or DermTech in the event that certain other conditions provided for in the Merger Agreement are triggered.

Registration Rights Agreement

In connection with, and as a condition to the Merger Closing, the Merger Agreement provides that Constellation and certain persons and entities which will hold Constellation common stock upon the consummation of the Transaction (collectively, the “Investors”) will enter into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, Constellation will be obligated to file a shelf registration statement on Form S-3 to register the resale by the Investors of Constellation common stock issuable in connection with the Transaction. The Registration Rights Agreement will also provide the Investors with demand, “piggy-back” and Form S-3 registration rights, subject to certain minimum requirements and customary conditions.

Lock-Up Agreement

In connection with, and as a condition to the Merger Closing, the Merger Agreement provides that the Investors and certain persons and entities which will hold Constellation common stock upon the consummation of the Transaction will each enter into a Lock-up Agreement providing each such holder agrees that, during the period commencing on the Merger Closing and continuing to and including the date 180 days after the date of the Merger Closing, such holder will not sell, offer to sell, pledge, or transfer any Constellation securities held by such holder, subject to certain limited exceptions.

Subscription Agreements

On May 22, 2019 and May 23, 2019, Constellation entered into separate Initial Subscription Agreements with certain of the Initial Subscribers, pursuant to which the Initial Subscribers agreed to purchase, and Constellation agreed to sell to the Initial Subscribers, an aggregate of 6,153,847 PIPE Shares for a purchase price of $3.25 per share, in a private placement which contemplated that Constellation would raise an aggregate of approximately $20,000,000, less certain offering related expenses payable by Constellation. The PIPE Shares are identical to the shares of Constellation common stock that will be held by Constellation’s public stockholders at the time of the Merger Closing.

The closing of the sale of PIPE Shares (the “PIPE Closing”) will be contingent upon the substantially concurrent consummation of the Transaction. The PIPE Closing will occur on the date of, and immediately prior to, the consummation of the Transaction and will be subject to customary conditions. The purpose of the sale of the PIPE Shares is to raise additional capital for working capital following the Merger Closing.

Constellation has agreed that, within 45 days after the consummation of the Transaction, it will file with the SEC a registration statement registering the resale of the PIPE Shares, and will use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable following the filing thereof.

No fees or other compensation was paid or will be payable to any of the Subscribers or any third parties in consideration of the Subscribers entering into the Subscription Agreements.

On August 1, 2019, certain of the Initial Subscribers entered into the Amended and Restated Subscription Agreements pursuant to which we agreed to sell to each such subscriber, and each such subscriber agreed to purchase, (i) shares of our common stock at a purchase price of $3.25 per share and (ii) Preferred Shares at a purchase price of $3,250 per Preferred Share. The subscribers to the Amended and Restated Subscription Agreements agreed to purchase an aggregate of 1,230,769 shares of our common stock and 1,231 Preferred Shares for an aggregate total purchase price of approximately $8 million. Pursuant to the terms of the Amended and Restated Subscription Agreements, each Preferred Share is convertible into 1,000 shares of our common stock. In connection with the New Subscription Agreement and the proposed issuance of Preferred Shares to certain subscribers, we received a waiver from DermTech to certain provisions of the Merger Agreement allowing us to (i) issue the Preferred Shares pursuant to the Amended and Restated Subscription Agreements and (ii) increase the amount of the proposed Private Placement to $24 million. On August 1, 2019, certain of the Initial Subscribers entered into an Omnibus Common Share Subscription Agreement Amendment, which modified certain of the Initial Subscription Agreements to, among other things, adjust the limitation on the aggregate proceeds that Constellation is permitted to receive from the sale of its stock from the date of the Merger Agreement from $20 million to $24 million.

On August 1, 2019, we entered into the New Subscription Agreement with the New Subscriber, pursuant to which the New Subscriber agreed to purchase, and we agreed to sell to the New Subscriber, an aggregate of 1,230,769 shares of our common stock, at a purchase price of $3.25 per share for a total purchase price of approximately $4 million. Under the New Subscription Agreement, the shares of our common stock to be issued and the price per share are subject to adjustment for any reverse split or other adjustment that may be effected for the purpose of meeting the initial listing requirements of the Nasdaq Capital Market in connection with the consummation of the Merger. The shares of our common stock to be issued pursuant to the New Subscription Agreement will be identical to the shares of our common stock that will be held by our public stockholders upon the closing of the Merger.

Forfeiture Agreement

On May 29, 2019, the Sponsor entered into a Forfeiture Letter, pursuant to which the Sponsor will forfeit to Constellation an aggregate of 2,694,779 shares of Constellation common stock, effective as of immediately prior to the consummation of the Transaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through June 30, 2019 relates to our formation, the preparation for our Initial Public Offering and identifying a target company for a Business Combination. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering were invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk at June  30, 2019.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceedings.

In June 2019, we received invoices for the payment of a placement and advisory commission and expenses totaling more than $1.2 million from a financial advisor pursuant to a letter agreement which was previously terminated by us. We do not believe any commissions are due and owing under the terms of the letter agreement.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC, except as set forth in our Preliminary Proxy Statement on Schedule 14A filed with the SEC on October 3, 2018, as it may be amended from time to time, however, we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION ALPHA CAPITAL CORP.

Date: August 13, 2019		/s/ Rajiv Shukla
	Name:	Rajiv Shukla
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2019		/s/ Craig Pollak
	Name:	Craig Pollak
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)