Form 10-K
period 2019-12-31
DermTech, Inc.
filed 2020-03-11
CIK 1651944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38118

DERMTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-2870849 (IRS Employer Identification No.)

11099 N. Torrey Pines Road, Suite 100 La Jolla, CA	92037 (Zip Code)

Registrant’s telephone number, including area code: (858) 450‑4222

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DMTK	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Acts.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock, $0.0001 par value, held by non‑affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $5,623,654 (based on the closing price of the registrant’s common stock on June 28, 2019 of $20.80 per share).

The number of shares outstanding of the registrant’s common stock, $0.0001 par value as of March 5, 2020 was 14,844,054.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2019. Portions of such proxy statement are incorporated by reference into Part III of this Form 10‑K.

DERMTECH, INC

ANNUAL REPORT ON FORM 10‑K

YEAR ENDED DECEMBER 31, 2019

i

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. Words such as, but not limited to “anticipate,” “aim,” “believe,” “contemplate,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “pro forma,” “project,” “seek,” “should,” “suggest,” “strategy,” “target,” “will,” “would,” and similar expressions or variations thereof are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. These statements include, among other things, statements regarding:

•	our ability to attain profitability;
•	our estimates regarding our future performance, including without limitation estimates of potential future revenues;
•	our ability to maintain commercial reimbursement for our tests;
•	our ability to efficiently bill for and collect revenue resulting from our tests;
•	our anticipated need to raise additional capital to fund our operations, commercialize our products, and expand our operations;
•	our ability to market and sell our tests to physicians and other clinical practitioners;
•	our ability to continue to develop our existing tests and develop and commercialize additional novel tests;
•	our dependence on third parties for the manufacture of our products;
•	our ability to meet market demand for our current and planned future tests;
•	our reliance on our sole laboratory facility and the harm that may result if this facility became damaged or inoperable;
•	our ability to compete with our competitors and their competing products;
•	the importance of our executive management team;
•	our ability to retain and recruit key personnel;
•	our dependence on third parties for the supply of our laboratory substances, equipment and other materials;
•	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these lawsuits to cause us to suspend sales of our products;
•

the possibility that a third party may claim we have infringed or misappropriated our intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against these claims;

•	the potential consequences of our expanding our operations internationally;
•	our ability to continue to comply with applicable privacy laws and protect confidential information from breaches;
•	how changes in federal health care policy could increase our costs, decrease our revenues and impact sales of and reimbursement for our tests;
•	our ability to continue to comply with federal and local laws concerning our business and operations and the consequences resulting from our failure to comply with such laws;
•	the possibility that we may be required to conduct additional clinical studies or trials for our tests and the consequences resulting from the delay in obtaining necessary regulatory approvals;
•

the harm resulting from the potential loss, suspension, or other restriction on one or more of our licenses, permits, certifications or accreditations, or the imposition of a fine or penalty on us under federal, state, or foreign laws;

•	our ability to maintain and our intellectual property protections;
•	how recent and potential future changes in tax policy could negatively impact our business and financial condition;
•	how recent and potential future changes in healthcare policy could negatively impact our business and financial condition;

•	our ability to maintain Nasdaq listing;
•	our ability to manage the increased expenses and administrative burdens as a public company; and

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We file reports with the Securities and Exchange Commission, or the SEC, and our electronic filings with the SEC (including our quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the SEC’s website at http://www.sec.gov.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations. We qualify all of our forward-looking statements by this special note.

PART I

Item 1.  Business

Unless specifically noted otherwise, as used throughout this Business section, “we,” “our,” or “us” refers to the business, operations and financial results of DermTech Operations prior to, and the Company and its subsidiaries subsequent to, the completion of the Business Combination as the context requires. “Constellation” refers to the Company prior to the completion of the Business Combination.

Business Overview

We are an emerging growth molecular diagnostic company developing and marketing novel non-invasive genomics tests to aid in the diagnosis of various skin conditions, including skin cancer, inflammatory diseases, and aging-related conditions. Our technology provides a highly accurate alternative to surgical biopsy, minimizing patient discomfort, scarring, and risk of infection, while maximizing convenience. Our scalable genomics assays have been designed to work with a proprietary “adhesive patch skin sampling kit” that provides a tissue sample for analysis non-invasively.

We are initially commercializing tests that will address unmet needs in the diagnostic pathway of pigmented skin lesions, such as moles or dark colored skin spots. Our current products facilitate the clinical assessment of pigmented skin lesions for melanoma. We have initially marketed this test directly to a concentrated group of dermatologists. The simple application of the adhesives patches to collect a sample may allow us to eventually market the test to primary care physicians and through telemedicine channels. We process our tests in a high complexity molecular laboratory that is Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified. We also provide laboratory services to large pharmaceutical companies on a contract basis for their use in their clinical trials for new drugs. We have a history of net losses since our inception.

Business Combination, Reverse Split and Domestication

On August 29, 2019, the Company, formerly known as Constellation Alpha Capital Corp., or Constellation, and DermTech Operations, Inc., formerly known as DermTech, Inc., or DermTech Operations, consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of May 29, 2019, by and among the Company, DT Merger Sub, Inc., or Merger Sub, and DermTech Operations. We refer to this agreement, as amended by that certain First Amendment to Agreement and Plan of Merger dated as of August 1, 2019, as the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub merged with and into DermTech Operations, with DermTech Operations surviving as our wholly owned subsidiary. We refer to this transaction as the Business Combination. In connection with and two days prior to the completion of the Business Combination, Constellation re-domiciled out of the British Virgin Islands and continued as a company incorporated in the State of Delaware.

On August 29, 2019, immediately following the completion of the Business Combination, we amended and restated our certificate of incorporation, or the Amended and Restated Certificate of Incorporation, to change the name of the Company to DermTech, Inc. Prior to the completion of the Business Combination, the Company was a shell company. Following the Business Combination, the business of DermTech Operations is the business of the Company.

On August 29, 2019, in connection with and immediately following the completion of the Business Combination, we filed a certificate of amendment, or the Certificate of Amendment, to the Amended and Restated Certificate of Incorporation to effect a one-for-two reverse stock split of our common stock on August 29, 2019, or the Reverse Stock Split. As a result of the Reverse Stock Split, the number of issued and outstanding shares of our common stock immediately prior to the Reverse Stock Split was reduced into a smaller number of shares, such that every two shares of our common stock held by a stockholder immediately prior to the Reverse Stock Split were combined and reclassified into one share of our common stock.

Our Business

We are an emerging growth molecular diagnostic company developing and marketing novel non-invasive genomics tests that seek to transform the practice of dermatology and related fields. Our platform may change the diagnostic paradigm in dermatology from one that is subjective, invasive, less accurate and higher-cost, to one that is objective, non-invasive, more accurate and lower-cost. Our initial focus is skin cancer. We currently offer a test for the enhanced early detection of melanoma and are developing a product for non-melanoma skin cancer. We are also working on a product to assess skin cancer risk. Our scalable genomics platform has been designed to work with a proprietary adhesive patch sample collection kit that provides a skin sample collected easily and non-invasively, in contrast to the existing standard of care of using a scalpel to biopsy suspicious lesions. We also provide our services and technology platform on a contract basis to large pharmaceutical companies who use the technology in their clinical trials to test for the existence of genetic targets of various diseases and to measure the response of new drugs under development. We process our tests in a CLIA certified and College of American Pathologists accredited commercial laboratory located in La Jolla, California that is licensed by the State of California and all states requiring out-of-state licensure. As described below, our technology platform is easy to use and integrates seamlessly into the current clinical diagnostic pathway by providing (i) simple and rapid tissue collection and shipping via standard express mail, (ii) sample processing via quantitative polymerase chain reaction, or qPCR, or other technologies and (iii) physician reporting within 48 to 72 hours. In addition, physicians can bill for their services using existing Current Procedural Technology, or CPT codes.

Dermatology is one of the largest medical markets in the United States. The skin cancer segment alone has over 15 million surgical diagnostic procedures performed each year in the United States, with an average annual spend of $8.1 billion from 2007 to 2011, according to the American Academy of Dermatology, or AAD. Current dermatologic diagnosis is primarily based on subjective visual assessments and subsequent surgical diagnostic procedures. This legacy paradigm is prone to error and results in a substantial number of unnecessary and invasive surgical procedures. Our platform provides a non-invasive alternative that minimizes patient discomfort, scarring, and risk of infection. Further, because our testing results utilize genomic analysis, we provide more accurate, objective diagnostic information than the currently prevailing diagnosis procedures. As described below, our first product, the Pigmented Lesion Assay (PLA™) has been demonstrated in a recent publication in JAMA Dermatology to lower the cost to diagnose melanoma while providing a more accurate and less invasive alternative to current methods.

The general genomic testing market is highly saturated with other genomic diagnostic tests and are primarily marketed to pathology and oncology specialists. We are the first company to offer non-invasive genomic tests to the clinical dermatology market. We believe our technology platform will transform the practice of dermatology and will expand the base of clinicians that can practice high quality dermatology (e.g., primary care clinicians). As healthcare delivery diverges to more convenient delivery models, such as pharmacy-based/retail clinics and telemedicine, we believe our platform will facilitate the migration of dermatologic care to these alternative models. We believe our platform may allow for future consumer-based sample collection shipped directly to our laboratory, positively impacting the ease of use and convenience of providing dermatologic care.

Our PLA assesses pigmented skin lesions, moles or dark skin spots for melanoma and enhances early detection. Of the approximate 4.0 million surgical biopsies performed each year on pigmented skin lesions, over 90% are negative for melanoma and represent avoidable surgical procedures. The PLA improves the assessment of pigmented lesions by reducing the probability of missing melanoma to less than 1.0% (versus approximately 11-17% with the existing standard of care) and by reducing the number of surgical biopsies required to diagnose melanoma by tenfold (from about 25:1 to about 2.5:1). In March 2019, Medicare’s MolDX program, administered by Palmetto GBA, or MolDX, which performs technology assessments for genomic tests, issued a favorable draft Local Coverage Determination (LCD), or Draft LCD, for our PLA. In October 2019, the AMA provided us with a CPT Proprietary Laboratory Analysis code for our PLA of 0089U, or the PLA Code. Pricing of $760 for the PLA Code was published on December 24, 2019 as part of the CMS Clinical Laboratory Fee Schedule, or CLFS, for 2020. The Medicare final LCD, or Final LCD, first made available on December 26, 2019 expanded the coverage proposal in the Draft LCD from one test per date of service to two tests per date of service, and to allow clinicians to order our PLA if they have sufficient skill and experience to decide whether a pigmented lesion should be biopsied. Our PLA became eligible for Medicare reimbursement effective on February 10, 2020. Our local Medicare Administrative Contractor, Noridian Healthcare Solutions, LLC, relies upon MolDX for technology assessments of genomic-based tests and has adopted the Final LCD issued by MolDX.

The performance of the PLA is supported by numerous investigational studies, which enrolled an aggregate of over 6,000 patients and yielded a total of 17 peer-reviewed publications in top-rated medical dermatology journals. A recent publication in JAMA Dermatology demonstrated that the PLA significantly lowers the cost to diagnose melanoma while providing a more accurate and less invasive alternative to current methods. The current AAD melanoma guidelines indicate that non-invasive gene expression testing can be used as a part of the initial clinical assessment for pigmented lesions. In addition, an independent panel of melanoma experts has produced consensus recommendations for use of our PLA product. In January 2018, the American Medical Association, or AMA, published the addition of our PLA target genes to the Category I CPT code 81401, and our application for this code was endorsed by nine major medical societies. The PLA was also issued a proprietary laboratory analysis code from the AMA for insurance payors that prefer to bill using these codes. We believe the PLA can be used as an alternative for the majority of these surgical biopsy procedures, which could create a total existing market opportunity for melanoma greater than $3.0 billion per year. We have also received Health Canada clearance for use of our platform and have established a non-exclusive licensing partnership with DermTech Canada. We are working with this partner to secure reimbursement coverage with various Canadian provinces.

We initiated the commercialization of our PLA product in the second quarter of 2016. We currently market these tests directly to dermatologists in the United States with a team of approximately 25 sales representatives throughout the United States and plan to expand our team into more regions throughout the United States during 2020. With our recent Medicare coverage and growth of testing volume and physician users, we believe our test is being reviewed for coverage by key United States commercial payors, including Aetna Inc., Cigna Corporation, Humana Inc., CareCore National, LLC eviCore Healthcare, LLC and others. We believe we will achieve successful coverage outcomes from these efforts over the next 24 to 36 months, although no assurances can be given that any reimbursement coverage approvals will be obtained.

In the second quarter of 2018, we introduced our Nevome product, an adjunctive reflex test for the PLA. The Nevome test can be used with histopathology to identify additional risk factors for melanoma and to confirm the diagnosis of melanoma in PLA positive tests, which are subjected to surgical biopsy. The Nevome test analyzes early-stage melanoma driver mutations in the v-Raf murine sarcoma viral oncogene homolog B (BRAF), neuroblastoma RAS viral oncogene homolog (NRAS) and telomerase reverse transcriptase (TERT) genes. The Nevome test utilizes the same genomic material collected from the initial adhesive patch sample used for the PLA and does not require additional sampling. We will replace our Nevome test with the introduction of our second-generation PLA test, PLA plus, which we expect to be available in the second quarter of 2020. The PLA plus test will add a TERT promoter mutation analysis to the current PLA gene expression test, and we will no longer test for BRAF or NRAF genes, which were previously tested in our Nevome product.

We plan to expand our sales efforts as we obtain reimbursement coverage to provide sales coverage to a majority of over 12,000 healthcare professionals specializing in dermatology in the United States.

We believe the total annual United States market opportunity for our PLA and PLA plus tests exceeds $3.0 billion, and that the select annual worldwide market consisting of Australia, Europe, and Canada exceeds an additional $750 million.

Additional skin cancer product offerings, including for non-melanoma skin cancers (basal cell and squamous cell cancers), are currently under development. In the United States, approximately 12 million surgical biopsies are performed each year to diagnose approximately 5.0 million non-melanoma skin cancers. Many of the initial surgical procedures for these skin cancers are performed on cosmetically sensitive areas of the body, such as the face, neck and chest, creating significant demand for a non-invasive alternative. We believe the total market opportunity for our non-melanoma skin cancer products exceeds $3.0 billion in the United States and $1.0 billion in select world-wide markets.

We are also working on tests to facilitate the assessment of inflammatory skin diseases, such as atopic dermatitis and psoriasis, which will facilitate the appropriate diagnosis and treatment of these inflammatory diseases. The prevalence of atopic dermatitis in the United States is approximately 7.0% with approximately 6.6 million patients having moderate-to-severe disease. The prevalence of psoriasis in the United States is approximately 2.2% with approximately 1.3 million patients having moderate to severe disease.

We also make our non-invasive molecular skin analysis platform available to pharmaceutical companies to facilitate the development of new targeted therapies in dermatology and cancer, including biologics. These partners use our platform and services to assess treatment response, monitor side effects and identify likely responders to the therapy under development. We have completed and have ongoing research collaborations with large pharmaceutical companies to facilitate their development of new targeted therapeutics in dermatology. We have initiated programs across the spectrum of pharmaceutical development stages from Phase 1 through Phase 3. We believe that some of these collaborations may lead to a complementary or companion diagnostic product for the pharmaceutical partner’s therapeutic candidate, if it reaches the commercial market. We have booked over $4.2 million of orders pursuant to research contracts in the last 24 months, and many of these contracts are multi-year in length.

We offer our gene expression tests through our CLIA certified and College of American Pathologists (CAP) accredited commercial laboratory located in La Jolla, California, which is licensed by the State of California and all states requiring out-of-state licensure. In the first quarter of 2018, we received our laboratory permit from the New York State Department of Health, the most rigorous licensing process for clinical diagnostic laboratories. We can scale our current facility to approximately 300,000 tests per year, with the ability to scale to over 1,000,000 tests per year with additional facility and capital investments.

Our sample collection technology maximizes collection of relevant tissue with minimal patient discomfort using adhesive patches. We have developed significant intellectual property and know-how around the use of adhesives for non-invasive biopsy and the transportation and handling of this type of sample. We have developed a proprietary process that allows us to extract genomic material from the patches with sufficient quality and quantity to perform gene expression, DNA mutation, DNA methylation and transcriptomic analyses. We believe our technology can be utilized to assess the microbiome of the skin with superior performance to existing methods that use swabs. The results of these efforts will allow us to introduce our sample collection technology to facilitate the diagnosis of a broad array of dermatologic conditions and other conditions where the skin serves as a surrogate target organ.

Our Competitive Advantages

Superior patient care at a lower cost. The PLA is used to assess pigmented lesions that may harbor melanoma at the earliest stages (melanoma in situ or stage 1a), the most difficult lesions to diagnose. In our clinical studies, our PLA test has demonstrated a sensitivity of 91-95% and a specificity of 69-91% in differentiating these early-stage melanomas from non-melanoma using histopathology as the reference standard. This leads to a very high negative predictive value, or NPV, of greater than 99%, which is the probability our PLA test correctly ruled out melanoma. In addition, the PLA has demonstrated a tenfold reduction in unnecessary surgical procedures, relative to the current visual assessment and histopathology standard of care. Such a reduction results in significant cost savings for the health care system and reduces patient morbidity as compared to other diagnostic approaches. Table 1 below compares our PLA with other techniques and the existing standard of care for assessing early-stage melanoma in pigmented skin lesions.

	Diagnostic Devices	Surgical Specimen Gene Expression	Our PLA	Visual Assessment & Pathology (Current Standard)
Mechanism	Pattern Recognition	Tumor Biology	Tumor Biology	Pattern Recognition
Surgical Procedure Required	No	Yes	No	Yes
Platform Technology	No	N/A	Yes	N/A
Multiple Dermatologic Indications	No	No	Yes	Yes
Physician Payment	No	No	Yes	Yes
Simple Practice Integration	No	N/A	Yes	N/A
Ease of Use	No	N/A	Yes	N/A
Number Needed to Biopsy(1)	>15	>25	2.7	>25
Number Needed to Excise(2)	Unknown	5.2	1.6	5.2
Better Performance
NPV(3)	99%	>99%	>99%	>81-89%
Sensitivity(4)	96-98%	90-95%	91-95%	65-84%
Cost	Unknown	$2,000 - $8,000	$760(5)	$947
Capital Equipment	Yes	No	No	No

Table 1. The data summarized above compares our PLA with other techniques and the existing standard of care for assessing early stage melanoma in pigmented skin lesions.

Footnotes to Table 1:

(1)	Number of surgical biopsies required to diagnose one melanoma.
(2)	Number of wide excision surgical procedures per melanoma diagnosed.
(3)	NPV measures the probability that a negative result is truly negative.
(4)	Sensitivity measures the proportion of actual positives that are correctly identified as such.
(5)

Figure represents a projected United States reimbursed price, though this price has not yet been negotiated with major United States payors. Pricing of $760 for the PLA Code was published on December 24, 2019 as part of the CMS Laboratory Fee Schedule for 2020. The Medicare Final Coverage Decision was made available on December 26, 2019 and the PLA became eligible for Medicare reimbursement on February 10, 2020.

Our technology platform has the potential to transform dermatologic practice. We are the first and only company to offer non-invasive genomic testing to clinicians that practice dermatology. Current dermatologic practice is based on subjective visual assessments that are prone to inaccuracy and lead to invasive surgical procedures that drive unnecessary costs. Our technology platform seeks to dramatically transform this paradigm by providing non-invasive, objective, and more accurate information, thereby broadening the base of clinicians that can practice dermatology while also improving the performance of specialists.

Superior ease of use. Our non-invasive biopsy sample collection procedure can be performed in less than five minutes. All the necessary items, including adhesive patches, instructions, a marking pen for outlining, and a preaddressed and prepaid return shipping label, are contained in our kit.

Simple integration into clinical practice. Our tests use an adhesive patch that replaces the scalpel traditionally used in the initial clinical assessment. Unlike other technologies, our platform does not require the installation and maintenance of capital equipment. The nursing support, documentation, specimen processing, and requisition post procedure are substantially similar to current practice. These issues are critical in a busy clinical practice where clinicians see patients every five to seven minutes.

Strong intellectual property protection. We have five issued United States patents, one of which is broadly directed to the use of an adhesive to collect samples containing RNA from the skin for analysis. In addition, we have been awarded patents on unique gene expression profiles and classifiers that differentiate melanoma from non-melanoma, and they will not expire until 2029. Additional efforts to further expand our patent portfolio are ongoing. We have also developed unique know-how and proprietary processes that allow us to extract sufficient quantities of low-quality genomic material from adhesive patch samples suitable for analysis.

Our Strategy

Our goal is to become the global leader in non-invasive genomics testing for dermatologic conditions. We believe our robust intellectual property portfolio, platform technology, first-to-market advantage, and groundbreaking research will facilitate the achievement of this goal. Specifically, we will focus on the following objectives:

Build a specialized sales force to introduce our products into the dermatology market. We intend to expand our existing direct specialty sales force up to three-fold as additional reimbursement coverage is achieved. Consistent with our current sales strategy, we will continue to recruit experienced sales representatives, primarily those from the dermatology sector who have existing physician relationships. We also plan to leverage this sales force by establishing distribution relationships with laboratory companies that do business with the clinical dermatologist or sell molecular tests.

Secure broad reimbursement coverage for our assays. We have targeted regional and national payors to secure favorable coverage decisions for the reimbursement of our tests. The PLA has completed the necessary analytical validity, clinical validity, and clinical utility studies that payors require molecular tests to undertake. We have also published a United States health economic impact study on the PLA in JAMA Dermatology, which shows that the PLA significantly reduces the relative cost to assess a pigmented lesion. The cost to fully adjudicate a pigmented lesion suspicious for melanoma is $947 in the United States. We believe the PLA could lead to cost savings of greater than $650 million per year in aggregate savings, based on approximately 4.0 million surgical biopsies performed per year to rule out melanoma, and assuming the PLA was to become the standard of care in the United States.

In March 2019, MolDX, which performs technology assessments for genomic tests, issued a favorable Draft LCD for the PLA. In late October 2019, the AMA provided us with the PLA Code. Pricing of $760 for the PLA Code was released on December 24, 2019 as part of the CLFS for 2020. The Final LCD, first made available on December 26, 2019, expanded the coverage proposal in the Draft LCD from one test per date of service to two tests per date of service, and allows clinicians to order our PLA if they have sufficient skill and experience to decide whether a pigmented lesion should be biopsied. Our PLA became eligible for Medicare reimbursement on February 10, 2020. Our local Medicare Administrative Contractor, Noridian Healthcare Solutions, LLC, relies upon MolDX for technology assessments of genomic-based tests and has adopted the Final LCD issued by MolDX.

In addition to our demonstrated clinical validity, clinical utility is the most important attribute of a test for establishing coverage policies with payors because it demonstrates how frequently physicians adhere to the recommendation of the test and the resulting improvement in clinical outcomes. In 2020, we completed and published our largest clinical utility study of the PLA based on real-world commercial usage. This most recent clinical utility study on 3,418 cases corroborates earlier utility studies and demonstrates that clinicians adhere to the recommendation of the PLA more than 98% of the time. Our test significantly reduces surgical procedures and improves the diagnostic pathway for pigmented lesion assessment. Lesions clinically suspicious for melanoma have negative PLA results in over 90% of cases, leading to an approximately 90% reduction in surgical biopsies in our 2020 study. We believe our body of clinical evidence and utility will lead to securing coverage policies from the major commercial payors over the next 24 to 36 months, although no assurances can be given that any reimbursement coverage approvals will be obtained.

We have currently secured six contracts with major preferred provider networks, including MultiPlan Inc., FedMed, Inc., America’s Choice Provider Network, Three Rivers Provider Network, Inc., First Health Group Corp., and Midlands Choice, Inc. In addition, we have established contracts with Carefirst BCBS of Maryland, Inc. and Tricare West. We have submitted clinical and technology assessment packages to eviCore healthcare, LLC, which provides consultative services for approximately 20 large payors, and a number of large commercial payors, including Aetna Inc., Cigna Corporation, UnitedHealthcare Inc., several independent Blue plans and Humana Inc., all of which are currently under review.

Integrate our products into the standard of care. We conduct rigorous clinical research and basic science research and publish the results of this research in peer-reviewed journals. Overall, our research has yielded over 17 publications in top peer-reviewed journals. The PLA’s performance is supported by nine investigational studies, which enrolled an aggregate of over 6,000 patients. A recent publication in JAMA Dermatology demonstrated that the PLA significantly lowers the cost to diagnose melanoma while providing a more accurate and less invasive alternative to the current methods. Our research is frequently highlighted at clinical meetings and has several times been accepted for peer-reviewed late-breaking presentations at major medical society meetings, including recent annual meetings of the AAD.

The AAD melanoma guidelines have indicated that non-invasive gene expression testing can be used as a part of the initial clinical assessment for pigmented lesions. In addition, an independent panel of melanoma experts has produced consensus recommendations for use of our PLA product, which were published in 2019.

We have established an extensive board of over a dozen Key Opinion Leaders, or KOLs, in dermatology, including four former presidents of the AAD. These KOLs speak extensively about our technology platform and the PLA at various clinical and research meetings. In addition, these KOLs participate in our clinical studies and publish findings in peer-reviewed journals.

Establish distribution partnerships for primary care. A substantial portion of dermatology is practiced in primary care. We plan to access the primary care market by establishing distribution relationships with molecular testing companies that focus on this physician call point. These potential partners have several hundred sales professionals in the aggregate who access the primary care market. We plan to pursue opportunities for distribution partnerships in the future.

Implement reference testing for large integrated dermatology networks and dermatopathology laboratories. Large dermatology practices with multiple clinics and generally more than 50 clinical professionals often have integrated dermatopathology and laboratory testing services for their clinics. For these situations and depending on federal and state regulations, we plan to implement reference contracts, whereby the integrated laboratory will accession the PLA samples and bill for these samples, while paying us a contracted price. We estimate that 10-20% of our dermatology market opportunity may be accessed through this model.

Expand our product offerings. We have developed a platform that provides genomic analysis of the skin using a non-invasive adhesive patch platform as the sample collection method. This platform can be used to develop multiple products based on the same sample collection method, and it only requires different genomic markers to be assayed in our CLIA licensed laboratory. We are currently working to complete development of additional products, which assesses non-pigmented lesions for basal cell and squamous cell cancers. In addition, we are working to develop tests for inflammatory diseases of the skin.

Expand our marketing of research services to pharmaceutical companies. Our platform is used by several large pharmaceutical companies to facilitate their development of new targeted therapeutics in dermatology. Our PLA product helps identify biomarker treatment responses, track side effects, and identify patients that respond to the therapy. We plan to hire additional business development professionals to sell these services to the pharmaceutical industry. These efforts will include the participation in additional industry conferences and the presentation of our platform and data at additional medical conferences. Additionally, our collaborations with pharmaceutical partners may result in the introduction of complementary or companion diagnostic products for the partners’ therapeutic candidates that reach the commercial market.

Market Opportunity—Skin Cancer

Melanoma is currently one of the fastest growing cancers and the subject of significant attention in the medical community. The incidence of melanoma has doubled since 1973. While there has been a 20% decline in cancer deaths overall since 1991, melanoma is one of three cancers facing increasing death rates. According to a study from the Mayo Clinic, the incidence of melanoma increased eightfold among women under 40 and fourfold among men under 40 from 1970 to 2009.

Melanoma is one of the deadliest forms of skin cancer. On average, melanoma causes more than one death every hour of every day of the year in the United States. The American Cancer Society projected that more than 9,000 people would die from melanoma in 2018. If diagnosed and removed early in its evolution, when confined to the outermost skin layer and deemed to be “in situ” (Stage 0), patients are expected to have a survival rate of almost 100%. Invasive melanomas that are thin and extend into the uppermost regions of the second skin layer (Stage 1) still have cure rates greater than 90%. However, once the cancer advances into the deeper layers of skin, the risk of it spreading to other parts of the body, or metastasis, and death increases. The table below depicts the survival rate of melanoma based on the stage of the cancer at initial diagnosis.

From Balch CM, Buzaid AC, Soong S-j et al: Final Version of the American Joint Committee on Cancer Staging Sysem for Cutaneous Melanoma. Journal of Clinical Oncology, August 2001.

Approximately 178,560 cases of melanoma, 87,290 non-invasive (in situ) and 91,270 invasive, were diagnosed in the United States in 2018. Our PLA test is primarily used to assess pigmented lesions at risk for melanoma at the earliest stages, in situ and stage 1a, which we estimate numbered 132,925 cases in 2018. On average, 25 surgical biopsies are performed per early stage melanoma diagnosed, creating a total market opportunity of approximately 4.0 million surgical procedures per year. Outside the United States, the incidence of melanoma is highest in Western Europe, Australia, and Canada. We estimate that these select worldwide markets perform over 1.5 million surgical biopsies annually to diagnose approximately 75,000 melanomas, creating additional market opportunity that we believe exceeds $750 million per annum.

Approximately 5.0 million non-melanoma skin cancers (basal cell and squamous cell carcinomas) were diagnosed in the United States in 2018. The number of surgical biopsies needed to diagnose one non-melanoma skin cancer is approximately 2.5-3.0 among dermatologists and can be considerably higher when diagnosed by other clinicians such as nurse practitioners and primary care physicians. We estimate that approximately 12 million surgical biopsies are performed each year in the United States to diagnose non-melanoma skin cancer. While these cancers are not as deadly as melanoma, they commonly occur on the face, head, neck, and other cosmetically sensitive areas, creating an important unmet medical need for a non-invasive alternative, and a potential market opportunity of approximately $3.0 billion in the United States per annum based on the approximately 10-12 million surgical biopsies performed to diagnosis of basal and squamous cell skin cancers.

Limitations of Current Melanoma Diagnostic Pathway

The estimated prevalence of pigmented lesions (moles) ranges from 2% to 8% in fair-skinned persons.

Pigmented lesions may be classified as clinically atypical by meeting one or more of the American Cancer Society’s ABCDE criteria, which includes Asymmetric, irregular Border, variegated or dark Color, Diameter greater than 6 mm, or Evolving mole. Atypical pigmented lesions are at risk for harboring melanoma. A meta- analysis of case-control studies found that the relative risk of melanoma is 1.45 in patients with one atypical mole vs. those with none, and this risk increases to 6.36 in those patients with five atypical moles. Management of atypical pigmented lesions involves ruling out melanoma via a visual assessment followed by surgical biopsy and histopathology. Ideally, when melanomas are identified, they are found at the earliest stages (melanoma in situ or stage 1a) when a high cure rate is possible by wide excision. Since a biopsy only partially removes a lesion for histopathologic analysis, early stage melanomas diagnosed histopathologically from biopsy material are treated with follow-up wide excision procedures (generally with 0.5-1.0 cm margins).

While the purpose of the visual assessment or surgical biopsy is to rule out melanoma, the poor performance metrics of this diagnostic pathway leads to a low NPV for early stage disease (Table 2 below). This is related to the low specificity of the visual assessment (3-10%), which results in a high number of biopsies on benign atypical nevi. During histopathologic assessment, a small number of melanomas must be identified from this large pool of biopsied atypical nevi. However, there is significant overlap in the histopathologic diagnostic criteria between atypical nevi and early stage melanoma, invariably leading to false negative diagnoses and a relatively low sensitivity (65-84%). Elmore et al. BMJ (2017) 357:j2183, concluded that the diagnosis of early stage melanoma was not accurate after finding that 35% of slide interpretations for melanoma in situ or stage 1a melanomas by 187 pathologists received a false negative diagnosis as benign. With the prevalence of early stage melanoma in biopsied lesions at approximately 5%, the negative predictive value ranges from 75-89%.

According to several published papers, the real NPV of the visual assessment or surgical biopsy pathway is likely 80% to 85%. In a study by Malvehy et al., BJD (2014) 171:1099, 206 in situ and stage 1a (thickness less than 0.75 mm) melanomas were diagnosed with a sensitivity of 81% and a specificity of 10%. The prevalence of early melanoma in the study was about 10%, yielding an NPV of 83%.

	Current Pathway	PLA
Test Purpose	Rule-out melanoma	Rule-out melanoma
Type	Surgical biopsy/ histopathology	Non-invasive gene expression
NPV	83%	99%
Probability of Missed Mel	17%	1%
Number Needed to Biopsy	25	2.7
Number Needed to Excise	5.2	1.6
Cost per Lesion Tested	$947	$760

Table 2. Data summarized above compares the key performance metrics of the PLA versus the current pathway (visual assessment and surgical biopsy/histopathology) for managing pigmented skin lesions.

This low NPV for the current pathway is accompanied by a high number of unnecessary surgical procedures, again driven by the poor specificity of the visual assessment. The number of surgical biopsies needed to identify one melanoma averages 25 and ranges from eight to greater than 30 depending on the clinical setting. Further, the histopathologic review of biopsied lesions is extremely limited with 2% or less of the lesion sectioned and evaluated, leaving doubt as to what may be occurring in the rest of the lesion. Consequently, lesions that have cellular atypia and positive margins are often clinically managed conservatively and subjected to full excisions with margins. However, only 0.2% to less than 1.0% of lesions with atypia and positive margins that undergo excision are diagnostically upgraded, most commonly to a higher level of atypia and rarely to melanoma in situ, and such excisions can be considered unnecessary. Approximately 5.2 excisions with margins are performed per melanoma identified, emphasizing how the current pathway of surgical biopsy and limited histopathology assessment leads to more complex and invasive excisions.

Our Products

The PLA

The PLA is a gene expression test that helps rule out melanoma and the need for a surgical biopsy of atypical pigmented lesions. The performance of the PLA is supported by nine investigational studies, which enrolled over 6,000 patients and yielded 17 peer-reviewed publications in top rated medical dermatology journals. Key studies and manuscripts are summarized in Table 3 below. The PLA is based on a new platform technology for non-invasive genomic testing of the skin, which allows the molecular analysis of samples collected from adhesive patches. In contrast to the current pathway, the PLA has a very high NPV (greater than 99%) and high sensitivity (91-95%), ensuring a very low probability of missing melanoma. The PLA’s high specificity (69-91%) effectively reduces the number of false positive samples undergoing histopathologic review. This improves the overall sensitivity of the pathway and greatly increases the NPV. The PLA’s NPV is supported by a 12-month follow-up study of 734 patients, which demonstrated that no melanomas were missed in the 12-month period following initial testing. In the third quarter of 2019 we initiated the TRUST study, which will further examine long-term follow up of lesions previously tested negative by the PLA, and will incorporate repeat testing of the previously tested lesion. We expect this study to more definitively confirm the high NPV of the PLA test. In addition, the non-invasive sampling leads to a dramatic reduction in surgical biopsies and subsequent excisions. Consequently, our studies have shown that the number of surgical biopsies needed to find one melanoma using the PLA is markedly reduced by almost tenfold to approximately 2.7 and the number of excisions needed is reduced to 1.6. Our studies have shown that the PLA can reduce unnecessary surgical biopsies of lesions clinically suspicious for melanoma by 90%, which is consistent with a recent 2017 review of 18,715 biopsied pigmented lesions that found that approximately 90% of surgical biopsies to rule out melanoma are performed on pigmented lesions that are not melanoma. Non-invasive gene expression testing has been added to the most recent AAD melanoma guidelines as part of the initial clinical assessment for clinically concerning lesions. In addition, an independent expert committee has developed and published consensus use criteria for the PLA.

In the second quarter of 2020 we expect to introduce our second-generation PLA test (PLA plus). This second-generation test will add a TERT promoter mutation analysis to the current PLA gene expression test. TERT promoter mutations are associated with early stage melanoma and our validation testing against driver mutations showed in two publications that it can increase the sensitivity of the PLA to 97% with only a minor impact on specificity. Several other independent academic investigators have also shown that TERT promoter mutations have a high sensitivity and specificity for melanoma detection. With the addition of TERT to the PLA test we will phase out the Nevome product, which was a reflex confirmatory test offered for PLA positive tests.

Study	Status	Size (n)	Publication
Analytical Validation	Complete	125	Yao Z et al. Analytical characteristics of a noninvasive gene expression assay for pigmented skin lesions. Assay Drug Dev Technol. 2016;14(6):355-363.
Clinical Validation-Pathology	Complete	555	Gerami P et al. Development and validation of a noninvasive 2-gene molecular assay for cutaneous melanoma. J Am Acad Dermatol. 2017;76(1):114-120.e2.
Clinical Validation-Driver Mutations	Complete	626	Ferris L et al. Noninvasive analysis of high-risk driver mutations and gene expression profiles in primary cutaneous melanoma. J Invest Dermatol. 2019; 139(5):1127-1134.
Clinical Utility	Complete	45 Derms	Ferris L et al. Utility of a noninvasive 2-gene molecular assay for cutaneous melanoma and effect on the decision to biopsy. JAMA Dermatol. 2017;153(7):675-680.
Real-World Clinical Utility	Complete	381	Ferris L et al. Real-world performance and utility of a noninvasive gene expression assay to evaluate melanoma risk in pigmented lesions. Melanoma Res. 2018; 28(5):478-482.
1-Year Follow Up	Complete	734

Ferris L et al. Impact on clinical practice of a non-invasive gene expression melanoma rule-out test: 12-month follow-up of negative test results and utility data from a large US registry study. Dermatology Online Journal. 2019; 25(5).

Real-World Utility Registry	Complete	1575

Ferris L et al. Impact on clinical practice of a non-invasive gene expression melanoma rule-out test: 12-month follow-up of negative test results and utility data from a large US registry study. Dermatology Online Journal. 2019; 25(5).

Real-World Utility Registry (Extension)	Complete	3418	Brouha B et al. Real-world utility of a non-invasive gene expression test to rule out primary cutaneous melanoma: a large US registry study. J Drugs Dermatol. 2020; 19(3).
Adhesive Patch Validation	Complete	N/A	Yao Z et al. An adhesive patch-based skin biopsy device for molecular diagnostics and skin microbiome studies. J Drugs Dermatol. 2017; 16(10):611-618.
Association with Severe Atypia	Complete	103

Jackson Cullison S et al. Risk stratification of severely dysplastic nevi (SDN) by non-invasively obtained gene expression and mutation analyses. American Academy of Dermatology, Annual Meeting 2020; Abstract. Manuscript submitted.

Consensus Recommendations for PLA Use	Complete	N/A

Berman B et al. Appropriate use criteria for the integration of diagnostic and prognostic gene expression profile assays into the management of cutaneous malignant melanoma: an expert panel consensus-based modified Delphi process assessment. SKIN The Journal of Cutaneous Medicine. 2019; 3(5):291-306.

Health Economics	Complete	319	Hornberger J, Siegel D. Clinical and economic implications of a noninvasive molecular pathology assay for early detection of melanoma. JAMA Dermatol. 2018;154(9):1-8.
Genome Screen	Complete	202	Wachsman W et al., Noninvasive genomic detection of melanoma. British Journal of Dermatology. 2011; 164:797-806.

Table 3. Summarizes key clinical studies and publications supporting the PLA.

Nevome

Our Nevome test is an adjunctive reflex test for the PLA. It can be used with histopathology to identify additional risk factors for melanoma and confirm the diagnosis. Approximately 13% of our PLA tests are positive. Lesions that test positively for the PLA are subjected to surgical biopsy and histopathologic review. Due to significant challenges in diagnosing early stage melanoma by histopathology, additional information can be required to confirm the presence of melanoma and/or identify lesions with significant risk for melanoma that require wide excision. The Nevome test analyzes early stage melanoma driver mutations in the BRAF, NRAS, and TERT genes, providing additional information and risk factors in the lesion being assessed. The Nevome test utilizes the genomic material collected from the initial adhesive patch sample used for the PLA.

Adhesive Skin Sample Collection Kit

We are the inventor and owner of the intellectual property for the Adhesive Skin Sample Collection Kit (pictured below). We have contracted with a Food and Drug Administration, or FDA, registered supplier to produce our kit under applicable quality systems requirements, and we control the exclusive distribution rights for the kit. Our kit’s adhesive patch allows for the collection of skin samples with minimal patient discomfort. A single kit contains all of the necessary components to complete the sample collection for our analysis, including the adhesive patches, instructions for use, a marking pen for lesion outlining, and a pre-addressed and prepaid return shipping pack. The unique properties of the adhesive maximizes the collection of informative cellular material for our PLA. The entire procedure for the kit’s sample collection takes less than five minutes.

Clinical Research Products

Research on the genomic basis of diseases has increased significantly over the last decade. Genomic analysis can facilitate drug development by identifying drug targets and stratifying patients into groups that will maximize drug response. Genomic analysis is part of the effort to personalize medical therapy to patients’ individual needs. Consequently, tools to facilitate this type of research are in high demand.

We offer a suite of products to facilitate clinical research using our technology platform. We have developed a proprietary process that allows us to extract genomic material from the patch with sufficient quality and quantity to perform gene expression, DNA mutation analysis, DNA methylation, and transcriptomic analyses. In addition, our platform can be utilized to assess the microbiome of the skin with superior performance to existing methods that use swabs. We have developed gene expression assays for the Th1, Th2, IFN-gamma, and Th17 inflammatory pathways. We market these assays to pharmaceutical companies developing drug products in dermatology. In addition, we develop custom gene assays to support development for these pharmaceutical partners. We have completed and have ongoing research collaborations with large pharmaceutical companies to facilitate their development of new targeted therapeutics in dermatology. Our technology platform has been deployed in Phase 1 through Phase 3 clinical programs. These efforts may also lead to the introduction of complementary and companion diagnostic products.

Leveraging Our Platform for Other Indications

We believe our adhesive patch gene expression platform is applicable to numerous other indications in dermatology. While we are focused initially on skin cancer products, we believe there are significant business development opportunities in other areas. We have undertaken a number of pilot development activities in inflammatory diseases, acne, and skin aging. This effort will also focus on potential licensing and partnering opportunities for the development of complementary and companion diagnostics for the pharmaceutical partners’ drug product candidates, should they reach the commercial market. In addition, because the processing of samples is the same regardless of the disease indication, our development activities will leverage our laboratory operations.

Non-Melanoma Skin Cancer Diagnostic Products

To complement our melanoma rule-out product PLA, we are also utilizing our platform technology to develop products to rule-out non-melanoma skin cancer including squamous cell and basal cell carcinoma. We identified differentially expressed genes that allow the identification of these cancers, and we are currently conducting clinical validation trials. Nearly 4.5 million basal and squamous cell carcinoma skin cancers are diagnosed each year making skin cancer the most common of all types of cancer. The majority of these cancers occur in cosmetically sensitive areas such as the head, neck and face. The number of skin cancer cases is increasing due to better skin cancer detection, people living longer, and increased sun exposure.

More than 80% of skin cancers are basal cell carcinomas. These cancers usually develop in sun-exposed areas, especially the head and neck, and tend to grow slowly. It’s very rare for a basal cell cancer to spread to other parts of the body. If left untreated, it can grow into nearby areas and invade other tissues beneath the skin. If not removed completely, basal cell carcinoma can recur in the same place on the skin. People who have had basal cell skin cancers are also more likely to get new ones in other places.

About 10% of skin cancers are squamous cell carcinomas. These cancers also commonly appear on sun-exposed areas of the body such as the face, ears, neck, lips, and backs of the hands. They can also develop in scars or chronic skin sores elsewhere. Squamous cell cancers are more likely to grow into deeper layers of skin and spread to other parts of the body than basal cell cancers, although this is still uncommon.

Non-Melanoma Skin Cancer Risk Assessment Product

We are developing a non-melanoma skin cancer risk assessment product. This product will assess non-melanoma skin cancer risk by genomic risk factors. Depending on the risk profile of a patient there are various treatment options to reduce the risk of future skin cancer including chemical peels, photodynamic therapy, laser therapy, topical pharmaceuticals, dietary supplements, and increased sunscreen use.

Inflammatory Indications

We have investigated gene expression profiles in atopic dermatitis and psoriasis. Responses to biologic therapy used in moderate to severe forms of these diseases can be variable and may wane over time. For example, only 30-40% of patients have a robust response to either anti-TNF alpha drugs used in psoriasis or the anti-IL-13 drugs used in atopic dermatitis. The low response rate of these drugs creates an unmet need for drug companion and complementary diagnostic products that identify responders to a specific therapy and that monitor responses over time.

Because atopic dermatitis and psoriasis are confined to the epidermis of the skin, blood-based biomarker tests are unreliable to test response to these drugs and biologics. Further, patients are unlikely to consent to repeated surgical biopsy procedures for the purposes of assessing therapy response. Our non-invasive genomics platform is therefore ideal for these types of conditions because it specifically samples tissue from the epidermis. Moreover, we have demonstrated in clinical studies that our platform is superior to surgical biopsy and blood testing for assessing biomarkers related to inflammatory diseases.

In our psoriasis research, for example, we have identified subsets of patients with different gene expression profiles. These different profiles may identify patients that respond more robustly to an expanding group of biologic therapies available for this condition. In addition, we have shown in a pilot clinical investigation that only subsets of patients with atopic dermatitis appear to have high gene expression levels of IL-13. The proportion of patients that are high expressers of IL-13 is approximately 40%, which is consistent with the response rate of approximately 30-40% to the anti-IL-13 drug dupilumab.

Microbiome Indications

The study of bacterial microbes that inhabit the skin and their relationship to health and disease has been the subject of intense investigation over the last several years. Numerous products are under development that seek to alter the composition and populations of these microbes for therapeutic purposes. We have demonstrated in development studies that our platform can be used to assess the genomics of skin microbes and that the quantity of microbial genomic material and the measurements of microbial variability are superior to the swab-based methods currently in use. In addition, our platform (which simultaneously and non-invasively collects skin host and microbiome samples) can separate and assess microbial populations at different depth levels in the epidermis.

Skin Health Indications

We have developed an expression profile that correlates with the age of the skin. Our profile could be used to stratify patients to a particular anti-aging treatment, to identify potential drug targets, and to assess the performance of different anti-aging treatments. Over $10 billion annually is spent in the United States on anti- aging topical treatments, creating a significant market opportunity for innovative treatments.

We have found over 300 genes that are differentially expressed between the skin of patients greater than 60 years old and those less than 30 years old. In a study of over 100 patients, a 16-gene expression profile could be used to stratify patients into 10-year increments. In addition, the profile demonstrated that some individuals show gene expression that is not consistent with their chronological age, and that is more typical of an older or younger person.

We have also conducted studies to assess skin damage due to ultraviolet radiation. We believe a future skin health expression profile product may allow patients to understand their degree of exposure to the sun, a risk factor for skin cancer. In addition, this product may help assess the effect of treatments aiming to reduce skin damage from sun exposure.

Acne

We have successfully isolated RNA from acne lesions on the face. In addition, we have successfully identified differences in gene expression between inflammatory and non-inflammatory acne. We believe our technology could be used to stratify patients for appropriate acne treatment and to assess therapeutic response.

Sales and Marketing

The vast majority of molecular diagnostic tests are sold to pathology and oncology practitioners. These markets are quickly becoming saturated with products, services, and sales calls. We believe that we have a unique opportunity as the first company to market a novel non-invasive molecular diagnostic test to dermatologists and other clinical practitioners of dermatology. We believe there are fewer barriers to adoption in this customer base than in other medical markets because our product fits within the current diagnostic and reimbursement pathway for various skin conditions.

We have established a highly experienced team of sales professionals possessing extensive backgrounds in selling dermatology products. Our Chief Commercial Officer spent 24 years at Allergan plc and rose to lead their dermatology and ophthalmology product sales for the entire United States. We expanded our specialty sales force in 2019 and plan to continue to expand our specialty sales force in 2020 as we secure reimbursement coverage from Medicare and commercial payors.

There are approximately 12,000 healthcare professionals specializing in dermatology in the United States. We segment these practices into three categories: primarily cosmetic practices (10-15%), mixed medical and cosmetic practices (50-75%), and medical only practices (15-25%). We focus much of our effort on practices that deliver some medical dermatology services. We have initially focused our selling activity on these accounts, which typically have a shorter adoption cycle. We recently completed a review of Medicare and commercial claims for melanoma skin biopsies. From this effort we have identified approximately 4,600 dermatology practitioners that perform the majority of biopsies for melanoma in the U.S. and that treat a majority of the Medicare population. We plan to target these practitioners and have designed our field sales territories around these practices.

We are also expanding our sales and marketing efforts with multi-site group practices and integrated dermatology networks. Multi-site group practices and large integrated dermatology networks make up approximately 25% and 15%, respectively, of the remaining dermatology market. We are actively working to integrate our PLA test in large dermatology networks in order to penetrate this market opportunity. As we continue to penetrate these group practices and large integrated networks, we have identified an opportunity to offer reference lab contracts for our PLA test as necessary depending on applicable federal and state regulations. In the reference lab model, the integrated dermatopathology laboratory will accession the PLA samples and bill for these samples, while paying us a contracted price. We believe this reference lab model will be most effective as our reimbursement coverage increases and payments for our tests become more routine.

A substantial portion of dermatology is practiced in primary care. We plan to access the primary care market by establishing distribution relationships with molecular testing companies that focus on this physician call point. These potential partners have 400-600 sales professionals in the aggregate who access the primary care market. We plan to pursue opportunities for distribution partnerships in the future.

Our marketing is focused on a mix of professional targeted campaigns including in person physician education, dermatology symposia, publication distribution, peer to peer education, consumer engagement and education campaigns including a mix of digital platforms. We participate as an exhibitor and sponsor at key dermatology conferences and will expand this effort to primary care conferences. We often submit scientific abstracts for presentation at the conferences we attend. Our KOLs speak on our behalf at various medical conferences, present data from our clinical studies, and chair continuing medical education courses on genomics in dermatology, which include our products.

Our sales and marketing strategy will leverage our extensive network of KOLs in the fields of dermatology, pathology, biostatistics, healthcare economics, and reimbursement. We use our experts to perform peer-to-peer education, to publish papers utilizing our tests, and to chair continuing medical education courses on genomics in dermatology and our products. These efforts extend to supporting our policy coverage review process with payors. Our KOL group includes four former AAD presidents and numerous melanoma experts.

We continuously expand and improve on the validation of our tests by conducting additional clinical trials, and we publish the results of our scientific and clinical work in peer-reviewed medical journals. Through these efforts, we elevated our positioning in the AAD guidelines and recent consensus group recommendations. We also utilize advertising in medical journals and social media campaigns to rally the extensive patient advocacy support that exists today for a variety of skin conditions and melanoma sufferers. Because dermatology practitioners often sell cosmetic procedures to their patients, they are very service oriented and responsive to their patient’s requests. We believe direct-to-consumer advertising will engage the patient to request our skin cancer assessment tests and allow us to capitalize on the unique non-invasive benefits our platform provides patients.

We have received Health Canada clearance for our platform and have established a non-exclusive licensing partner, DermTech Canada, for Canada. We are working with this partner to secure reimbursement coverage with various Canadian provinces. We plan to engage in the marketing of our product in other countries outside the United States only after we have established the United States and Canadian markets. We will focus our efforts in regions that have a high incidence of melanoma and skin cancers such as Australia and Western Europe. We will likely seek distribution partners in these select countries for the sales and marketing of our tests. While we have demonstrated that the stability of the skin samples collected with our adhesive patch-based sampling device is suitable for shipping from countries outside the United States, we will likely establish clinical laboratories or laboratory partnerships in some of these countries.

Reimbursement Strategy

In October 2019, the AMA issued the PLA Code. The PLA Code uniquely identifies our PLA for certain commercial payors to provide payment at a contracted rate. Contracted rates are negotiated and established based on multiple variables including the average allowed amounts under our current billing for CPT code 81401 claims, and the list price and the economic impact of the test. This PLA code was published online with an effective date of January 1, 2020 and is included in the CPT 2020 AMA publication. The genes that comprise our PLA test, LINC00518 and PRAME, were subject to review by the CPT coding editorial panel, including the molecular pathology subcommittee and the pathology coding caucus and the following medical societies and groups supporting the CPT code application:

1.	American Academy of Dermatology
2.	Society for Investigative Dermatology
3.	American Society for Clinical Pathology

4.	College of American Pathologists
5.	American Society of Cytopathology
6.	Pathology Coding Caucus
7.	Molecular Pathology Advisory Group
8.	United States and Canadian Academy of Pathology

We have developed in-house reimbursement capabilities, including claims submittal, appeals, collection, and contracting. Because we are currently out of network, our initial claims are commonly denied. In situations where payment is denied, we work through the claims appeals process to secure payment for services performed. The appeals process can require several cycles and can culminate in an independent committee review for blocks of claims. Currently, we are not routinely successful in winning appeal claims.

To improve our allowed claim rate and payment, we are seeking contractual relationships and reimbursement coverage policy decisions from third-party payors. Reimbursement coverage decisions for clinical tests are primarily supported by clinical utility studies. Clinical utility of a genomics test is established by demonstrating that the test result changes the behavior of the physician and improves the clinical outcome for the patient. In 2017, we completed a clinical utility study that demonstrated the PLA changes physician behavior, which leads to fewer unnecessary surgical biopsies and the identification of more early stage melanomas. In mid-2018, we completed a clinical utility study on real-world usage of the PLA. This study demonstrated that clinicians adhere to the recommendation of the PLA more than 98% of the time, and that the PLA significantly reduces surgical procedures and improves the diagnostic pathway for melanoma. In 2020, we also completed and published our largest clinical utility study of the PLA based on real-world commercial usage, which has collected data on over 3,418 commercial cases. This study has also demonstrated that clinicians follow the recommendation of the test more than 98% of the time, leading to the avoidance of unnecessary surgical diagnostic procedures. We believe our body of clinical evidence and utility will lead to securing coverage policies from the major commercial payors over the next 24 to 36 months. Our PLA test is being reviewed by key United States payors, including eviCore healthcare, LLC on behalf of their approximately 20 payor partners, and large payors such as Aetna Inc., Cigna Corporation, Humana Inc. and others.

For genomic-based tests, Medicare coverage is typically obtained through MolDX, which performs technology assessments for genomic tests. MolDX provides coverage policy decisions to Noridian Healthcare Solutions, LLC, our Medicare Administrative Contractor, and a successful coverage policy by MolDX effectively provides coverage for the genomic-based test across the United States. In March 2019, MolDX issued the PLA a favorable Draft LCD. In late October 2019, the AMA provided us with the PLA Code. Pricing of $760 for the PLA Code was published on December 24, 2019 as part of the CLFS for 2020. The Final LCD first made available on December 26, 2019 expanded the coverage proposal in the Draft LCD from one to two tests per date of service and to allow clinicians with sufficient skill and experience to decide whether a pigmented lesion should be biopsied to order PLA. PLA became eligible for Medicare reimbursement on February 10, 2020.

Competition

The molecular diagnostics market is highly competitive. We compete with a number of manufacturers and distributors of molecular diagnostic tests as well as new and traditional medical devices and other technologies that are used to assist physicians with the assessment of pigmented lesions and the diagnosis of skin cancer. We are currently the only company to offer a non-invasive genomics test to clinical dermatology professionals. However, LEO Pharma A/S, a large Danish pharmaceutical company, and Mindera Corporation, a small early stage start-up, are also working on minimally invasive genomic tests. In the area of pigmented lesions, Myriad Genetics, Inc. recently launched a gene expression assay as a CLIA laboratory test for surgical biopsy tissue specimens. Castle Biosciences, Inc. markets a product to determine metastatic potential in later stage melanoma by utilizing surgical tissue samples.

There are several companies that market or are developing medical devices and imaging tools to detect melanoma as skin cancer. In general, medical devices have capital equipment costs and maintenance requirements, do not integrate well into clinical practice, and do not have clear mechanisms to provide physician payment. Strata Sciences, Inc. owns the rights to Melafind, an FDA-approved device that utilizes varying wavelengths of light to capture lesion images at different depths and conducts an algorithmic image analysis to determine the degree of lesion disorganization and the need for biopsy. The clinical trials of this device demonstrated marginal improvement in the assessment of pigmented lesions, and the device has not been adopted in the United States largely due to its specificity of less than 10%, which hampered clinical use. SciBase AB is marketing an epidermal electrical impedance spectrometer to assess pigmented lesions. In 2018, this product received FDA approval. Verisante Technology, Inc. has received regulatory approval in Europe and Australia to market a device that uses real-time Raman spectroscopy to assess changes in the chemical composition of skin tissue. Welch-Allen, Inc. and various others manufacture dermatoscopes, which provide magnified views of a pigmented lesion during diagnosis. Caliber I.D. and others offer confocal microscopy solutions for enhanced imaging of pigmented skin lesions.

Research and Development

We have expertise in the development of gene expression profiles and other genomic analyses for the diagnosis of dermatologic disease. In addition, we have developed know-how related to the collection of skin samples using adhesives. We have also developed expertise in statistical programs and algorithms that are used to process gene expression data.

Our product development process involves several stages. The first stage involves a genome-wide screen for differential gene expression or screens for differences in mutations, methylation patterns, micro-RNAs and other factors. In case of gene expression, differentially expressed genes are then narrowed down to specific gene sets that categorize disease states. These genes sets are then validated by comparison to clinical reference standards to produce a clinical product. We have developed substantial expertise in designing and conducting clinical validation and utility studies.

We have identified additional gene targets that may further improve the performance of our PLA. The qPCR assays for these genes are under development and may be added to our platform in the future if their performance is validated in additional clinical studies. We plan to expand the use of our platform to include products to diagnose or support the diagnosis of non-melanoma skin cancers as well as a variety of inflammatory skin conditions. We have identified gene expression profiles for other conditions, such as psoriasis, atopic dermatitis, acne, and aging of the skin. Should we determine that there are viable market opportunities for products treating these conditions, we plan to consider developing gene expression tests for these conditions. Alternatively, we may seek development partners or licensing opportunities for these potential products.

Intellectual Property

We have developed a comprehensive portfolio of intellectual property, which includes five issued U.S. patents and six pending U.S. patent applications (three provisional and three non-provisional), several corresponding pending foreign patents and patent applications, and two pending PCT applications. Our intellectual property portfolio also includes trademark rights, trade secrets, and industry know-how. We believe our intellectual property adequately protects our technology and products, and that we may prevent others from developing products similar to ours.

U.S. Pat. No. 7,183,057 and its corresponding foreign counterpart patents in Australia, Canada, and Japan are directed to methods of using an adhesive to collect skin samples to quantitate RNA and determine disease or pathological state. U.S. Pat. No. 7,183,057 is not limited by specific species of RNA or by the use of specific types of adhesives. Subject to payment of all maintenance fees, U.S. Pat. No. 7,183,057 is expected to expire in 2024, unless the patent is disclaimed or rendered invalid by a court of competent jurisdiction or by the USPTO prior to the patent’s expiration time. The patent is not encumbered by a licensing agreement or subject to any royalty payments.

Two of our issued U.S. patents, three of our pending U.S. patent applications, and the two PCT applications are directed to expression profiles and nucleic acid classifiers associated with various melanoma disease states. The issued patents in this area provide protection for our proprietary two-gene classifier for melanoma and also describe additional gene targets that we may add to the expression profile in the future.  These issued patents are expected to expire in 2029 and 2030.

Counterpart foreign patent applications have been issued in what we believe to be the major foreign countries for melanoma. In addition to our core patent filings around our melanoma assay and our PLA, we have also filed patent applications in other areas including acne, inflammatory conditions of the skin, and age ranges of the skin. These applications are directed to methods for differentiating these conditions and include specific gene profiles and classifiers used in such assays.

The remaining two issued patents that we own are directed to methods that differ from, but are related to, our current and planned products. U.S. Pat. No. 7,297,480 is directed to non-invasive methods for detecting early stage melanoma in a skin sample of a human subject by detecting the level of Interleukin-1 RI RNA in the skin sample and is expected to expire in 2023. U.S. Pat. No. 7,989,165 is directed to non-invasive methods for isolating or detecting a protein from an epidermal sample of a human subject and is expected to expire in 2024.

Laboratory Operations

Our CLIA laboratory occupies approximately 6,000 square feet and is divided into an accession area, pre-qPCR-laboratory and post-qPCR-laboratory area as per CLIA standards. Access to all areas is controlled and requires gowning. The laboratories employ commercial state-of-the-art equipment including high-throughput qPCR machines. We use a laboratory information system to track all of our samples. We employ clinical laboratory scientists holding appropriate state licenses to perform the assay.

Our PLA assay utilizes qPCR techniques that requires the extraction and purification of genomic material from the skin adhered to adhesive patches. This extraction process is extremely challenging, and we have developed customized reagents and tools to provide suitable material yields reliably. Other steps of our process have been customized and have proprietary processes and procedures, but in general involve the three main steps set forth below:

•	RNA extraction using our proprietary process to maximize the yields and quantity of RNA from the cells on the patch;
•	reverse transcription, which converts the RNA into complementary DNA; and
•	expression level quantification, using qPCR to determine the expression levels of the target genes in our expression profile.

After testing is complete, a written laboratory report is prepared and reviewed by our California-licensed and American Board of Medical Genetics and Genomics certified Laboratory Director. This report is made available to the ordering physician by Health Insurance Portability and Accountability Act, or HIPAA, compliant methods such as fax or via an internet portal. The reports are generated in industry-standard PDF format that allows for high definition figures to be reproduced clearly.

We continuously work to automate various steps in our test process. Much of this automation will come from purchasing and qualifying off-the-shelf and customized laboratory equipment such as liquid handlers and pipetting robots. We have developed a laser-cutting robot to automate the cutting of the lesion area circumscribed on the adhesive patch by the clinician. We expect these automation efforts to improve assay throughput by reducing processing time compared to manual processing, reducing the need for direct labor, and improving quality by reducing the potential for human error.

Third-Party Suppliers and Manufacturers

We are the owner of intellectual property for the Adhesive Skin Sample Collection Kit with our logo and have contracted with an FDA-registered supplier to produce our kits. This kit is considered a Class I FDA device and is exempt from FDA premarket notification requirements. This product is manufactured according to the FDA’s applicable quality system manufacturing requirements. Our FDA registered supplier conducts the assembly and labeling of this kit. All of our suppliers are high-quality medical component and finished-product suppliers accustomed to working on high volume disposable FDA-regulated products. Our product has a shelf life tested to three years that allows us to build inventory to mitigate against disruptions.

Governmental Regulation

The services that we provide are regulated by federal, state and foreign governmental authorities. Failure to comply with the applicable laws and regulations can subject us to repayment of amounts previously paid to us, significant civil and criminal penalties, loss of licensure, certification, or accreditation, or exclusion from government health care programs.

Our Adhesive Skin Sample Collection Kit is a Class I FDA device and is manufactured by an FDA-registered supplier according to applicable regulations and is exempt from obtaining premarket approval or clearance by the FDA. The FDA could declare our Sample Collection Kit a Class II device. This would require us to submit an application for premarket clearance or approval, which may require us to develop additional clinical data to support premarket clearance or approval, which could come at substantial expense and could delay our commercialization effort.

We believe our qPCR gene expression assay is a laboratory developed test, or LDT, that is currently regulated under CLIA. While the FDA has asserted that it has authority to regulate LDTs it has generally exercised enforcement discretion and is not otherwise regulating most tests developed and performed within a single high complexity CLIA-certified laboratory. We have commercialized our test as an LDT and will process all tests in our single CLIA-certified central laboratory. We may at some time in the future seek FDA clearance or approval for our qPCR gene expression assay. We believe the data we have collected in the development of our LDT will support any FDA medical device clearance or approval process, but cannot guarantee that the FDA will find these data sufficient to support clearance or approval as a medical device under the applicable FDA regulations. This may require us to collect additional clinical data, which could come at substantial expense and could delay our commercialization effort.

CLIA and State Regulation of Laboratories

Clinical laboratories must hold certain federal, state, and local licenses, certifications, and permits to conduct business. Laboratories that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease are subject to CLIA. CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality, and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification is also a prerequisite to be eligible to bill state and federal health care programs, as well as many private insurers, for laboratory testing services.

Standards for testing under CLIA vary based on the test and level of test complexity. Laboratories performing high complexity testing must comply with more stringent requirements than laboratories performing waived or moderate complexity testing. In addition, CLIA requires each certified laboratory to enroll in an approved proficiency-testing program if it performs testing in any category for which proficiency testing is required. Such laboratories must periodically test specimens received from an outside proficiency testing organization and then must submit the results back to that organization for evaluation. A laboratory that fails to achieve a passing score on a proficiency test may lose its right to perform testing in the category at issue. Further, failure to comply with other proficiency testing regulations, such as the prohibition on referral of a proficiency- testing specimen to another laboratory for analysis, can result in revocation of the referring laboratory’s CLIA certification.

As a condition of CLIA certification, our laboratory is subject to survey and inspection every other year, in addition to being subject to additional unannounced inspections. The biennial survey is conducted by the Centers for Medicare and Medicaid Services, or CMS, a CMS agent (typically a state agency), or, if the laboratory holds a CLIA Certificate of Accreditation, a CMS-approved accreditation organization. We also obtained accreditation by the College of American Pathologists, or CAP, which is a CMS-approved accreditation organization.

Consequently, our laboratory must comply with all CLIA requirements as well as with any additional requirements imposed by CAP. In the first quarter of 2018, we also received our laboratory permit from New York State Department of Health, which has the most rigorous state licensing process for clinical diagnostic laboratories.

CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law, and two states, New York and Washington, have met that standard and therefore substitute for the federal CLIA program. In addition, some, but not all, states require a separate state license or permit, which must be obtained in addition to a CLIA certificate, and some states require a laboratory doing business in its state to be licensed even if the laboratory is located in another state. Our laboratory is licensed by the appropriate state agencies in the states in which we do business, if such licensure is required. If a laboratory is out of compliance with state laws or regulations governing licensed laboratories, penalties for violation vary from state to state but may include suspension, limitation, revocation or annulment of the license, assessment of financial penalties or fines, or imprisonment. We believe that we are in material compliance with all applicable licensing laws and regulations.

We may become aware from time to time of other states that require out-of-state laboratories to obtain licensure to accept specimens from patients within the state, and other states may impose such requirements in the future. If we identify any other state with such requirements, or if we are contacted by any other state advising us of such requirements, we intend to follow all instructions from the state regulators regarding compliance with such requirements.

The FDA

Although the FDA has asserted that it has the authority to regulate LDTs that are validated by the developing laboratory and performed only by that laboratory, it has generally exercised enforcement discretion by not otherwise regulating most tests developed and performed within a single high complexity CLIA-certified laboratory. Nevertheless, the FDA has, for the past decade, been introducing proposals to end enforcement discretion and to bring LDTs clearly under existing FDA regulatory frameworks. In July 2010, the FDA held a two-day public meeting to obtain input from stakeholders on how it should apply its authority to implement a reasonable, risk-based, and effective regulatory framework for LDTs, including genetic tests. Subsequently, FDA issued draft guidance and a 2017 Discussion Paper to allow for further public discussion about an appropriate LDT oversight approach and to give congressional committees the opportunity to develop a legislative solution. Since 2017, Congress has been working on legislation to create an LDT and in vitro diagnostic regulatory framework that would be separate and distinct from the existing medical device regulatory framework. In August 2018, the FDA recommended changes to draft legislation that had been released by Congress in 2017. The agency’s comments addressed the need for a requirement that new tests undergo FDA review to demonstrate analytical and clinical validity and suggested other changes to the draft language. FDA’s recommendations, if included in enacted law, would give the FDA authority to revoke approval, request raw data, and take corrective action against test developers.

In December 2018, legislators released a discussion draft of a bill that incorporated many of FDA’s suggestions and provided opportunities for additional stakeholders to also provide input on the proposed reform legislation. On March 5, 2020, U.S. Representatives Diana DeGette (D-CO) and Dr. Larry Bucshon (R-IN) formally introduced the long-awaited legislation, called the Verifying Accurate, Leading-edge IVCT Development (VALID) Act. An identical version of the bill was also introduced in the Senate and is sponsored by U.S. Senators Michael Bennet (D-CO) and Richard Burr (R-NC), demonstrating both bicameral and bipartisan support for the effort to overhaul how the FDA reviews and approves diagnostic tests going forward. The VALID Act would codify into law the term “in vitro clinical test” (IVCT), to create new medical product category separate from medical devices that includes products currently regulated as IVDs as well as LDTs. The VALID Act would also create a new system for labs and hospitals to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients. It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by the President. Until the FDA finalizes its regulatory position regarding LDTs, or the VALID Act or other legislation is passed reforming the federal government’s regulation of LDTs, it is unknown how the FDA may regulate our tests in the future and what testing and data may be required to support any required clearance or approval.

If the FDA decides to regulate LDTs, such as our PLA or the Nevome test, as medical devices or under another regulatory framework such as the one proposed in the VALID Act, we will be subject to increased regulatory burdens. Any regulatory framework is likely to have premarket application requirements prohibiting commercialization without FDA authorization and controls regarding modification to the tests that may require further FDA submissions. The process would likely be costly and time-consuming. We cannot assure that our PLA, Nevome test, or any new tests that we may develop or new uses for our products that we develop will be cleared or approved by the FDA in a timely or cost-effective manner, if cleared or approved at all. Even if such tests are cleared or approved, the products may not be cleared or approved for all indications. This could significantly limit the market for that product and may adversely affect our results of operations.

The Adhesive Skin Sample Collection Kit we provide for collection and transport of skin samples from a healthcare provider to our clinical laboratory is a Class I medical device subject to FDA regulations, but is currently exempt from premarket review by the FDA and manufactured by a third party on our behalf. Class 1 products like our specimen collection kit are required to meet FDA’s general controls for device products, including that they be manufactured in compliance with applicable Quality System Regulations for medical devices, adhere to device labeling requirements, and are listed with FDA upon commercial distribution, among other regulatory controls.

HIPAA and Other Privacy and Data Security Laws

HIPAA established for the first time comprehensive federal protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or Covered Entities: health plans, healthcare clearing houses, and healthcare providers that conduct certain healthcare transactions electronically. Title II of HIPAA, the Administrative Simplification Act, contains provisions that address the privacy of health data, the security of health data, the standardization of identifying numbers used in the healthcare system and the standardization of certain healthcare transactions. The privacy regulations protect medical records and other protected health information by limiting their use and release, giving patients a variety of rights, including the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the implementation of administrative, physical, and technical safeguards and the adoption of written security policies and procedures. HIPAA requires Covered Entities to enter into business associate agreements with individuals or organizations who provide services to Covered Entities involving the use or disclosure of protected health information, also known as Business Associates.

On February 17, 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisions of the American Recovery and Reinvestment Act of 2009. HITECH amended HIPAA and, among other things, expanded and strengthened HIPAA, created new targets for enforcement, imposed new penalties for noncompliance and established new breach notification requirements for Covered Entities and Business Associates. Regulations implementing major provisions of HITECH were finalized on January 25, 2013 through publication of the HIPAA Omnibus Rule, or the Omnibus Rule. The Omnibus Rule contained significant changes for Covered Entities and Business Associates with respect to permitted uses and disclosures of Protected Health Information.

Under HITECH’s breach notification requirements, Covered Entities must report breaches of protected health information that has not been encrypted or otherwise secured in accordance with guidance from the Secretary of the United States Department of Health and Human Services, or the Secretary. Required breach notices must be made as soon as is reasonably practicable, but no later than sixty days following discovery of the breach. Reports must be made to affected individuals and to the Secretary and in some cases, they must be reported through local and national media, depending on the size of the breach. We are currently subject to the HIPAA regulations as a Covered Entity and maintain an active compliance program. We are subject to audit under the United States Department of Health and Human Services’ HITECH-mandated audit program. We may also be investigated in connection with a privacy or data security complaint. We are subject to prosecution and/or administrative enforcement and increased civil and criminal penalties for non-compliance, including a new, four- tiered system of monetary penalties adopted under HITECH. We are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH. To avoid penalties under the HITECH breach notification provisions, we must ensure that breaches of unsecured protected health information are promptly detected and reported within the company, so that we can make all required notifications to the government on a timely basis. However, even if we make required reports on a timely basis, we may still be subject to penalties for the underlying breach and at risk of significant reputational harm if we experience a large- scale data breach.

In addition to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to clinical laboratories. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws in this area are evolving. For example, several states, such as California, have implemented comprehensive privacy laws and regulations. The California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the California Confidentiality of Medical Information Act, California also recently enacted the California Consumer Privacy Act of 2018, or CCPA, which became effective January 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the E.U. General Data Protection Regulation (described further below). The CCPA establishes a new privacy framework for covered businesses in the State of California, by creating an expanded definition of personal information, establishing new data privacy rights for consumers imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.

Many states, such as Massachusetts, have also implemented genetic testing and privacy laws imposing specific patient consent requirements and requirements for protecting test results. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify.

The applicability and requirements of these laws and penalties for violations vary widely. We believe that we have taken the steps required of us to comply with health information privacy and security statutes and regulations in all jurisdictions, both state and federal. However, we may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or federal laws regarding privacy or security, could result in civil and/or criminal penalties and could have a material adverse effect on our business, financial condition, results of operation and cash flows.

We anticipate expanding our business internationally, which would implicate international laws governing the privacy of health information and personal data as well as restrictions on the cross-border transfer of these data. We currently receive samples from Canada and must comply with applicable Canadian federal and provincial laws. Compliance with these laws and with other international regulatory requirements is a complex, time and expense consuming endeavor. Our failure to comply could have a material adverse effect on our business, financial condition, results of operation and cash flows.

Federal and State Self-Referral Prohibitions

We are subject to the federal self-referral prohibitions, commonly known as the Stark Law or the Physician Self-Referral Law, and to similar state restrictions such as California’s Physician Ownership and Referral Act, commonly known as PORA. Together these restrictions generally prohibit us from billing the Medicare or Medicaid program or any patient or commercial payor for a test when the physician ordering the test, or any member of such physician’s immediate family, has an investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition.

Both the Stark Law and PORA contain an exception for compensation paid to a physician for personal services rendered by the physician, provided that certain conditions are satisfied. We have compensation arrangements with a number of physicians for personal services, such as speaking engagements and specimen tissue preparation. We have structured these arrangements with terms intended to comply with the requirements of the personal services exception to the Stark Law and PORA. However, we cannot be certain that regulators would find these arrangements to be in compliance with the Stark Law, PORA or similar state laws.

Sanctions for a violation of the Stark Law include the following:

•	denial of payment for the services provided in violation of the prohibition;
•	refunds of amounts collected by an entity in violation of the Stark Law;
•	a civil penalty of up to $25,372 (which reflects the annual inflation adjustment effective as of November 5, 2019) for each service arising out of the prohibited referral;
•	exclusion from federal healthcare programs, including the Medicare and Medicaid programs; and
•	a civil penalty of up to $169,153 (which reflects the annual inflation adjustment effective as of November 5, 2019) against parties that enter into a scheme to circumvent the Stark Law’s prohibition.

These prohibitions apply regardless of the reasons for the financial relationship and the referral. No finding of intent to violate the Stark Law is required to commit a violation. In addition, knowing violations of the Stark Law may also serve as the basis for liability under the Federal False Claims Act.

Further, a violation of PORA is a misdemeanor and could result in civil penalties and criminal fines. Finally, other states have self-referral restrictions with which we have to comply that differ from those imposed by federal and California law. While we have attempted to comply with the Stark Law, PORA and similar laws of other states, it is possible that some of our financial arrangements with physicians could be subject to regulatory scrutiny at some point in the future, and we cannot provide an assurance that we will be found to be in compliance with these laws following any such regulatory review.

Federal and State Fraud and Abuse Laws

Because of the significant federal funding involved in Medicare and Medicaid, Congress and the states have enacted, and actively enforce, a number of laws to eliminate fraud and abuse in federal health care programs. Our business is subject to compliance with these laws. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Affordability Reconciliation Act, which we refer to collectively as the ACA, was enacted in the United States. The provisions of the ACA are effective on various dates. The ACA expanded the government’s investigative and enforcement authority and increased the penalties for fraud and abuse, including amendments to both the federal anti-kickback law, or the Anti-Kickback Statute, and the False Claims Act, to make it easier to bring suit under these statutes. The ACA also allocated additional resources and tools for the government to police healthcare fraud, with expanded subpoena power for the United States Department of Health and Human Services, additional funding to investigate fraud and abuse across the healthcare system, and expanded use of recovery audit contractors for enforcement.

Anti-Kickback Statutes

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid.

The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash, and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of services covered by the federal health care programs, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment, and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, some kickback allegations have been claimed to violate the federal False Claims Act, discussed in more detail below.

The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are otherwise lawful in businesses outside of the healthcare industry. Recognizing that the Anti- Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the Office of Inspector General, or OIG, of the United States Department of Health and Human Services to issue a series of regulations known as “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, immunize the parties to the transaction or arrangement from prosecution under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, transactions and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as OIG.

Many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of recipients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. In addition, in October 2018, the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, was enacted as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act, or SUPPORT Act. EKRA is an all-payor anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. Further, certain of EKRA’s exceptions, such as the exception applicable to relationships with employees that effectively prohibits incentive compensation, are inconsistent with the Anti-Kickback Statute regulations, which permit payment of employee incentive compensation, a practice that is common in the industry. Significantly, EKRA permits the U.S. Department of Justice to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but such regulations have not yet been issued. Laboratory industry stakeholders are reportedly seeking clarification regarding EKRA’s scope and/or amendments to its language. Because EKRA is a new law, there is no agency guidance or court precedent to indicate how and to what extent it will be applied and enforced. We cannot assure you that our relationships with physicians, sales representatives, hospitals, customers, or any other party will not be subject to scrutiny or will survive regulatory challenge under such laws. If imposed for any reason, sanctions under the EKRA could have a negative effect on our business.

Government officials have focused their enforcement efforts on the marketing of healthcare services and products, among other activities, and recently have brought cases against companies, and certain individual sales, marketing, and executive personnel, for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business.

Federal False Claims Act

Another development affecting the healthcare industry is the increased use of the federal False Claims Act, and in particular, action brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the False Claims Act and to share in any monetary recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically.

In addition, various states have enacted false claims law analogous to the False Claims Act, many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program.

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each separate instance of false claim, as set by statute. However, the civil penalty amounts are adjusted annually for inflation. For civil penalties assessed after January 29, 2018, whose associated violations occurred after November 2, 2015, the civil penalty amount ranges between $11,181 and $22,363 per claim.

There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the False Claims Act to assert liability on the basis of inadequate care, kick-backs, and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the False Claims Act in connection with off-label promotion of products. Our future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products and the sale and marketing of our products may be subject to scrutiny under these laws.

While we are unaware of any current matters, we are unable to predict whether we will be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

Physician Sunshine Laws

The federal Physician Payments Sunshine Act imposes reporting requirements on manufacturers of certain devices, drugs and biologics for certain payments and transfers of value by them (and in some cases their distributors) to physicians, teaching hospitals and certain advanced non-physician health care practitioners, as well as ownership and investment interests held by physicians and their immediate family members. The reporting program (known as the Open Payments program) is administered by CMS. Because we manufacture our own LDTs solely for use by or within our own laboratory, we believe we are exempt from these reporting requirements. We may become subject to such reporting requirements under the terms of current CMS regulations, however, if the FDA requires us to obtain premarket clearance or approval for our tests.

Corporate Practice of Medicine

Numerous states have enacted laws, prohibiting business corporations, such as us, from practicing medicine and employing or engaging physicians to practice medicine, generally referred to as the prohibition against the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. For example, California’s Medical Board has indicated that determining the appropriate diagnostic tests for a particular condition and taking responsibility for the ultimate overall care of a patient, including providing treatment options available to the patient, constitutes the unlicensed practice of medicine if performed by an unlicensed person. Violation of these corporate practice of medicine laws may result in civil or criminal fines, as well as sanctions imposed against the business corporation and/or the professional through licensure proceedings. Typically, such laws are only applicable to entities with a physical presence in the applicable state.

Civil Monetary Penalties Law

The federal Civil Monetary Penalties Law, or the CMP Law, prohibits, among other things, (1) the offering or transfer of remuneration to a Medicare or state health care program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies; (2) employing or contracting with an individual or entity that the provider knows or should know is excluded from participation in a federal health care program; (3) billing for services requested by an unlicensed physician or an excluded provider; and (4) billing for medically unnecessary services. The penalties for violating the CMP Law include exclusion, substantial fines, and payment of up to three times the amount billed, depending on the nature of the offense.

Reimbursement and Billing

Reimbursement and billing for diagnostic services is highly complex. Laboratories must bill various payors, such as commercial insurers, including managed care organizations, or MCO, as well as state and federal health care programs, such as Medicare and Medicaid, and each may have different billing requirements. Additionally, the audit requirements laboratories must meet to ensure compliance with applicable laws and regulations, as well as internal compliance policies and procedures, add further complexity to the billing process.

In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, certain clinical laboratories are required to report between January 1, 2021 and March 31, 2021 to CMS commercial payor payment rates and volumes for their tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. Further, effective January 1, 2018 under PAMA, Medicare reimbursement for diagnostic tests will be based on the weighted- median of the payments made by commercial payors for these tests, rendering commercial payor payment levels even more significant. As a result, future Medicare payments may fluctuate more often and become subject to the willingness of commercial payors to recognize the value of diagnostic tests generally and any given test individually.

The impact of this new payment system on rates for our tests, including any current or future tests we may develop, is uncertain. We cannot predict whether or when these or other recently enacted healthcare initiatives will be implemented at the federal or state level or how any such legislation or regulation may affect us. For instance, the changes to reimbursement amounts paid by Medicare for tests such as ours based on the procedure set forth in PAMA could limit the prices we would be able to charge or the amount of available reimbursement for our tests, which would reduce our revenue. Additionally, these healthcare policy changes could be amended or additional healthcare initiatives could be implemented in the future.

Other Laws Applicable to Our Business

In some cases, we are prohibited from conducting certain tests without a certification of patient consent by the physician ordering the test.

In addition, we are subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste, and radioactive materials. For example, the United States Occupational Safety and Health Administration, or OSHA, has established extensive requirements relating specifically to workplace safety for healthcare employers in the United States. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, such as HIV and hepatitis B and C, including preventing or minimizing any exposure through needle stick injuries. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the United States Department of Transportation, the United States Public Health Service, the United States Postal Service, and the International Air Transport Association. We generally use third-party vendors to dispose of regulated medical waste, hazardous waste, and radioactive materials and contractually requires them to comply with applicable laws and regulations.

Foreign Corrupt Practices Act

In general, the Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, prohibits offering to pay, paying, promising to pay, or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business for or with, or in order to direct business to, any person. The prohibitions apply not only to payments made to “any foreign official,” but also those made to “any foreign political party or official thereof,” to “any candidate for foreign political office” or to any person, while knowing that all or a portion of the payment will be offered, given, or promised to anyone in any of the foregoing categories. “Foreign officials” under the FCPA include officers or employees of a department, agency, or instrumentality of a foreign government. The term “instrumentality” is broad and can include state-owned or state-controlled entities. Importantly, United States authorities deem most healthcare professionals and other employees of foreign hospitals, clinics, research facilities and medical schools in countries with public healthcare and/or public education systems to be “foreign officials” under the FCPA. When we interact with foreign healthcare professionals and researchers in testing and marketing our products abroad, we must have policies and procedures in place sufficient to prevent us and agents acting on our behalf from providing any bribe, gift or gratuity, including excessive or lavish meals, travel or entertainment in connection with marketing our products and services or securing required permits and approvals. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. We have a policy entitled “Anti-Bribery and Anti-Corruption” that seeks to fully comply with the FCPA.

Foreign Regulations

When we market our tests outside of the United States, we will be subject to foreign regulatory requirements governing laboratory licensure, human clinical testing, use of tissue, privacy and data security, and marketing approval for our tests. These requirements vary by jurisdiction, differ from those in the United States, and may require us to implement additional compliance measures or perform additional pre-clinical or clinical testing. In the European Union, we may be subject to newly enacted legislation that imposes requirements and restrictions on medical devices and in vitro diagnostics; that legislation will become effective in 2020 (for medical devices) and 2022 (for in vitro diagnostics). In addition, we will also be subject to the E.U. General Data Protection Regulation, or the GDPR, that significantly regulates the possession, use, and disclosure of personal information. In many countries outside of the United States, coverage, pricing, and reimbursement approvals are also required. We are also required to maintain accurate information and control over sales and distributors’ activities that may fall within the purview of the FCPA, our books and records provisions, and our anti-bribery provisions.

Employees

As of December 31, 2019, we had 64 employees, 60 of which were full-time employees, including five engaged in research and development, three in clinical operations, 11 in general and administrative, 13 in laboratory operations, and 28 in sales and marketing. We also engage consultants in various areas. None of our employees are represented by a labor union and we believe that our relationships with our employees and contractors are good.

Corporate and Other Information

We incorporated in the British Virgin Islands in 2015 and domesticated in the state of Delaware in 2019. DermTech Operations was incorporated in California in 1995 and reincorporated in the state of Delaware on May 15, 2014. Our principal offices are located at 11099 North Torrey Pines Road, Suite 100, La Jolla, California 92037. Our telephone number is (858) 450-4222 and our website address is www.dermtech.com. The information contained on, or that can be accessed through, our website is not a part of this report, and our reference to the address for our website is intended to be an inactive textual reference only.

Item 1A.  Risk Factors

The Company is in a market environment that cannot be predicted and that involves significant risks, many of which are beyond our control. Before making a decision to invest in, hold or sell our common stock, stockholders and potential stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in this report, as well as the other information we file with the SEC. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the value of our common stock could decline and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Financial Condition and Capital Requirements

We are an emerging growth company with a history of net losses; we expect to incur net losses in the future and may never achieve profitability.

We have historically incurred substantial net losses in each year since our inception, including net losses of $19.7 million for the twelve months ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of $91.1 million.

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

We are an emerging molecular diagnostics company with a limited operating history. Our operations to date have been primarily focused on developing and market testing our technology. We have not obtained regulatory approvals from FDA for any of our tests as we operate a clinical laboratory under the CLIA guidelines and believe our tests are laboratory developed tests, or LDTs, that are not currently being regulated by the Food and Drug Administration, or FDA. Consequently, if regulatory approval is determined to be necessary, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or more commercialized products. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this report and also include:

•	our ability to obtain additional funding to develop and market our products and tests;
•	the market adoption and demand for our tests;
•	the existence of favorable or unfavorable clinical guidelines for our tests;
•	the reimbursement of our tests by Medicare and commercial payors;
•	our ability to obtain and maintain any necessary regulatory approval for any of our tests in the United States and foreign jurisdictions, if required;
•	potential side effects of our tests that could delay or prevent commercialization, limit the use of any of our tests, or cause any of our commercialized tests to be taken off the market;
•	our dependence on third-party suppliers and manufacturers, to supply or manufacture our specimen collection products;
•	our ability to establish or maintain collaboration, licensing, or other arrangements;
•	our ability to maintain and grow an effective sales and marketing infrastructure, either through the expansion of our commercial infrastructure or through strategic collaborations;
•	competition from existing tests or new tests that may emerge;
•	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our tests;
•	our ability to leverage our proprietary technology platform to discover and develop additional test candidates;

•	our ability to successfully obtain, maintain, defend, and enforce intellectual property rights important to our business;
•	our ability to attract and retain key personnel to manage our business effectively;
•	our ability to build our finance infrastructure and improve our accounting systems and controls;
•	potential product liability claims;
•	potential liabilities associated with hazardous materials; and
•	our ability to obtain and maintain adequate insurance policies.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal controls over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an “emerging growth company,” we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses, this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

Our commercial success could be compromised if customers do not pay our invoices or if third-party payors, including managed care organizations and Medicare, do not provide coverage and reimbursement, breach, rescind, or modify their contracts or reimbursement policies, reimburse at a low rate, or delay payments for our current tests and our planned future tests.

Physicians, including dermatologists, may not order our PLA, our Nevome test, or our planned tests unless third-party payors, such as managed care organizations and government payors (e.g., Medicare and Medicaid), pay a substantial portion of the test price. Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

•	not experimental or investigational;
•	medically necessary;
•	appropriate for the specific patient;
•	cost-effective;
•	supported by peer-reviewed publications; and
•	included in clinical practice guidelines.

Uncertainty surrounds third-party payor reimbursement of any test incorporating new technology, including tests developed using our technologies. Technology assessments of new medical tests conducted by research centers and other entities may be disseminated to interested parties for informational purposes. Third-party payors and health care providers may use such technology assessments as grounds to deny coverage for a test or procedure. Technology assessments can include evaluation of clinical utility studies, which define how a test is used in a particular clinical setting or situation. In March 2019, the Draft LCD proposed coverage for the PLA. In late October 2019, the AMA provided us with the PLA Code. Pricing of $760 for the PLA Code was published on December 24, 2019 as part of the CLFS for 2020. The Final LCD was made available on December 26, 2019 and our PLA became eligible for Medicare reimbursement on February 10, 2020. Medicare does not currently cover our Nevome test.

Because each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse our tests, seeking payor approvals is a time-consuming and costly process. We cannot be certain that coverage for our current tests and our planned future tests will be provided in the future by additional third-party payors or that existing policy decisions or reimbursement levels will remain in place or be fulfilled under existing terms and provisions. In addition, the coding procedure used by all third-party payors with respect to establishing payment rates for various procedures, including our tests, is complex, does not currently adapt well to the genetic tests we perform and may not enable coverage or adequate reimbursement rates for our tests. If we cannot obtain or maintain coverage and reimbursement from private and governmental payors such as Medicare and Medicaid for our current tests, or new tests or test enhancements that we may develop in the future, our ability to generate revenues could be limited, which may have a material adverse effect on our financial condition, results of operations, and cash flows. Measures have been undertaken to reduce payment rates for and decrease utilization of the clinical laboratory testing generally, including PAMA, which has resulted in reduced rates on the CLFS. These reductions may also impact our PLA and Nevome test and may also impact tests we develop in the future. Because of the cost-trimming trends, third-party payors that cover and provide reimbursement for our tests and our planned tests may suspend, revoke, or discontinue coverage at any time, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues, which may have a material adverse effect on our financial condition, results of operations, and cash flows. Additionally, if we are not able to obtain sufficient clinical information in support of our tests, third-party payors could designate our tests as experimental or investigational and decline to cover and reimburse our tests because of this designation. As a result of these factors, obtaining approvals from third-party payors to cover our tests and establishing adequate reimbursement levels is an unpredictable, challenging, time-consuming, and costly process, and we may never be successful. Further, we have experienced in the past, and will likely experience in the future, delays and interruptions in the receipt of payments from third-party payors due to missing documentation and/or other issues, which could cause delay in recognizing our revenue.

Additionally, we are currently considered a “non-contracted provider” or “out of network” by most private third-party payors because we have not entered into a specific contract to provide tests to their insured patients at specified rates of reimbursement. If we were to become a contracted provider with one or more payors in the future, the amount of overall reimbursement we receive would likely decrease because we could be reimbursed less money per test performed at a contracted rate than at a non-contracted rate, which could have a negative impact on our revenues. Further, we pursue payment of patient co-payments, co-insurance and deductibles, but we typically do not collect substantial payments from patients and therefore experience overall loss to revenue as a result.

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

Several factors make the billing process complex, including:

•	differences between the list price for our tests and the reimbursement rates of payors;
•	compliance with complex federal and state regulations related to billing government health care programs, including Medicare and Medicaid;
•	disputes among payors as to which party is responsible for payment;
•	differences in coverage among payors and the effect of patient co-payments or co-insurance;
•	differences in information and billing requirements among payors;
•	incorrect or missing billing information; and
•	the resources required to manage the billing and claims appeals process.

We are developing internal systems and procedures to handle these billing and collections functions and have engaged third parties to assist with some of these functions, but we will need to make significant efforts and expend substantial resources to further develop our systems and procedures to handle these aspects of our business. As a result, these billing complexities, along with the related uncertainty in obtaining payment for our tests, could negatively affect our revenue and cash flow, our ability to achieve or sustain profitability, and the consistency and comparability of our results of operations. In addition, if claims for our tests are not submitted to payors on a timely basis, or if we are required to switch to a different provider to handle our processing and collections functions, our revenue and business could be adversely affected.

We will need to raise additional capital to fund our existing operations, commercialize our products, and expand our operations.

As of December 31, 2019, our cash and cash equivalents totaled approximately $15.4 million. On February 28, 2020, we entered into a securities purchase agreement with certain institutional investors for a private placement, which closed on March 4, 2020, of our equity securities for aggregate gross proceeds of approximately $65.0 million, and net proceeds to the Company of approximately $60.0 million, after deducting estimated offering expenses payable by the Company. Based on our current business operations and the additional financing completed in March 2020, we believe our current cash and cash equivalents, will be sufficient to meet our anticipated cash requirements for at least the next twelve months. We intend to raise additional capital through equity offerings, debt financings, collaborations, or licensing arrangements in order to satisfy our anticipated liquidity requirements. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:

•	increase our efforts to drive market adoption of our tests and address competitive developments;
•	fund research and development activities and efforts of commercializing future products;
•	acquire, license, or invest in technologies;
•	acquire or invest in complementary businesses or assets; and
•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	our revenue growth rate and ability to generate cash flows from operating activities;
•	our sales and marketing and R&D activities;
•	effects of competing technological and market developments;
•	costs of and potential delays in product development;
•	changes in regulatory oversight applicable to our tests; and
•	timing of and costs related to future international expansion.

The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also could provide for rights, preferences, or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences, and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products, or grant licenses on terms that are not favorable to us. Additional equity or debt financing might not be available on reasonable terms, if at all. If we cannot secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more R&D programs or sales and marketing initiatives. In addition, we may have to work with a partner on one or more of our development programs, which could lower the economic value of those programs to us. We will also need to raise additional capital to expand our business to meet our long-term business objectives. Additional financing may be from the sale of equity or convertible or other debt securities in a public or private offering, from a credit facility or strategic partnership coupled with an investment in us, or a combination of both. For further discussion of our liquidity requirements as they relate to our long-term plans, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

If physicians, including dermatologists, decide not to order the PLA, the Nevome test, or our future tests, we may be unable to generate sufficient revenue to sustain our business.

To generate demand for our current tests and our planned tests, we will need to educate dermatologists and other health care professionals on the clinical utility, benefits, and value of the tests we provide through published papers, presentations at scientific conferences, educational programs, and one-on-one education sessions by members of our sales force. In addition, we need to assure dermatologists of their ability to obtain and maintain adequate reimbursement coverage from third-party payors for the adhesive patch sample collection method. Medical professionals are influenced by standard-setting bodies that influence and/or dictate the standard of care. If we are not successful in changing current guidelines from legacy standards to new molecular-based approaches our market adoption will suffer. If we cannot convince medical practitioners to order our current tests and our planned tests, we will likely be unable to create demand in sufficient volume for us to achieve profitability or meet our anticipated revenue projections.

We expect to continue to incur significant expenses to develop and market our tests, which could make it difficult for us to achieve and sustain profitability.

In recent years, we have incurred significant costs in connection with the development of our tests. For the twelve months ended December 31, 2019, our R&D expenses were $2.5 million, our sales and marketing expenses were $6.3 million and our general and administrative expenses were $8.9 million. For the year ended December 31, 2018, our R&D expenses were $2.1 million, our sales and marketing expenses were $2.8 million and our general and administrative expenses were $3.5 million. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current tests and our planned other tests, grow our sales and marketing organization, drive adoption of and reimbursement for our tests, and develops new tests. As a result, we need to generate significant revenues in order to achieve profitability.

We may not be able to generate sufficient revenue from the commercialization of PLA or the Nevome test, or successfully develop and commercialize other tests to achieve or sustain profitability.

We launched the PLA assay during the first half of 2016. We launched the Nevome test, in 2018. We are in varying stages of R&D for other tests that we may offer in the future. We believe that our commercialization success is dependent upon our ability to significantly increase the number of customers who are using our tests. In addition, demand for our tests may not increase as quickly as planned and we may be unable to increase our revenue levels as expected. We are currently not profitable. Even if we succeed in increasing adoption of PLA or the Nevome test by dermatologists, in maintaining and creating relationships with our existing and new customers, and developing and commercializing additional molecular diagnostic testing products, we may not be able to generate sufficient revenue to achieve or sustain profitability.

If we are unable to execute our marketing strategy for PLA or the Nevome test and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our business.

Although we believe that our current tests and planned future tests represent a promising commercial opportunity, our tests may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for our tests and build that market through physician education, awareness programs, and the publication of clinical trial results. Gaining acceptance in medical communities requires publication in leading peer-reviewed journals of results from studies using our current tests and/or our planned future tests. The process of publication in leading medical journals is subject to a peer-review process, and peer-reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our current tests and our planned tests.

Our ability to successfully market the tests that we develop will depend on numerous factors, including:

•	conducting clinical utility studies of such tests in collaboration with key thought leaders to demonstrate their use and value in important medical decisions such as treatment selection;
•	the success of our sales force;
•	whether health care providers believe such tests provide clinical utility;
•	whether the medical community accepts that such tests are sufficiently sensitive and specific to be meaningful in-patient care and treatment decisions; and
•	whether health insurers, government health care programs, and other third-party payors will cover and pay for such tests and, if so, whether they will adequately reimburse us.

Failure to achieve widespread market acceptance of our current tests and our planned future tests would materially harm our business, financial condition, and results of operations.

If we cannot develop tests to keep pace with rapid advances in technology, medicine and science, our operating results and competitive position could be harmed.

In recent years, there have been numerous advances in technologies relating to the molecular diagnosis for cancer and other medical conditions. Several new cancer drugs have been approved, including several for melanoma, and a number of new drugs in clinical development may increase patient survival time. There have also been advances in methods used to identify patients likely to benefit from these drugs based on analysis of biomarkers. We must continuously develop new tests and enhance any existing tests to keep pace with evolving standards of care. Our current tests and our planned tests could become obsolete unless we continually innovate and expand them to demonstrate benefit in the diagnosis, monitoring, or prognosis of patients with cancer and other dermatologic conditions. If we cannot adequately demonstrate the applicability of our current tests and our planned future tests to new diagnostic and treatment developments, sales of our tests could decline, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our future success will depend in part upon our ability to enhance PLA and the Nevome test, and to develop, introduce, and commercialize other novel innovative and non-invasive diagnostics tests and services. New test development involves a lengthy and complex process and we may be unable to commercialize new or improved tests or any other products we may develop on a timely basis, or at all.

Our future success will depend in part upon our ability to enhance PLA and the Nevome test, and to develop new innovative products. Our failure to successfully develop new products on a timely basis could have a material adverse effect on our revenue, results of operations, and business.

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

Our product development process involves a high degree of risk, and product development efforts may fail for many reasons, including a failure to demonstrate the performance of the product or an inability to obtain any required certification or regulatory approval, if required.

As we develop new test and other products, we will have to make significant investments in product development, as well as sales and marketing resources. In addition, competitors may develop and commercialize competing products faster than we are able to do so, which could have a material adverse effect on our revenue, results of operations and business.

We rely on a limited number of suppliers and, in some cases, a single supplier, for certain of our laboratory substances, equipment and other materials, and any delays or difficulties securing these materials could disrupt our laboratory operations and materially harm our business.

We rely on a limited number of suppliers for certain of our laboratory substances, including reagents, as well as for the sequencers and various other equipment and materials we use in our laboratory operations. In particular, we rely on Fisher Scientific and VWR for supplies and Adhesive Research for our adhesive tape material. We do not have long-term agreements with any of our suppliers and, as a result, they could cease supplying these materials and equipment to us at any time due to an inability to reach agreement with us on supply terms, disruptions in their operations, a determination to pursue other activities or lines of business, or for other reasons, or they could fail to provide us with sufficient quantities of materials that meet our specifications. Transitioning to a new supplier or locating a temporary substitute, if any are available, would be time-consuming and expensive, could result in interruptions in or otherwise affect the performance specifications of our laboratory operations, or could require that we revalidate our tests. In addition, the use of equipment or materials provided by a replacement supplier could require us to alter our laboratory operations and procedures. Moreover, we believe there are currently only a few manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for our laboratory operations, including sequencers and various associated reagents. As a result, replacement equipment and materials that meet our quality control and performance requirements may not be available on reasonable terms, in a timely manner or at all. If we encounter delays or difficulties securing, reconfiguring or revalidating the equipment, reagents and other materials we require for our tests, our operations could be materially disrupted and our business, financial condition, results of operations, and reputation could be adversely affected.

Our tests employ a novel diagnostic platform and may never be accepted by their intended markets.

Our future success depends on our ability to successfully commercialize PLA and the Nevome test, as well as our ability to develop and market other tests that use our proprietary technology platform. The scientific discoveries that form the basis of our proprietary technology platform and our tests are relatively new. We are not aware of any other gene expression tests such as ours and there can be no assurance that physicians will be willing to use them. If we do not successfully develop and commercialize our tests based upon our technological approach, we may not become profitable and the value of our common stock may decline.

The novel nature of our tests also means that fewer people are trained in or experienced with products of this type, which may make it difficult to find, hire, and retain capable personnel for research, development, and clinical laboratory positions.

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

Our success depends on the market’s confidence that we can provide reliable, high-quality diagnostic results. There is no guarantee that any accuracy we have demonstrated to date will continue, particularly as the number of tests using our assays increases and as the number of different tests that we develop and commercialize expands. We believe that our customers are likely to be particularly sensitive to test defects and errors. As a result, the failure of our current or planned tests to perform as expected could significantly impair our reputation and the public image of our tests. As a result, the failure or perceived failure of our products to perform as expected could have a material adverse effect on our business, financial condition, results of operation and cash flows.

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

The San Diego area has recently experienced serious fires and power outages, and is considered to lie in an area with earthquake risk.

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

Further, if our CLIA certified laboratory became inoperable we may not be able to license or transfer our technology to another facility with the necessary state licensure and CLIA certification under which our current tests and our planned future tests could be performed. Even if we find a facility with such qualifications to perform our tests, it may not be available to us on commercially reasonable terms. In addition, the use of a third-party laboratory to perform our tests could affect their classification as LDTs and require us to seek FDA market authorization for the tests prior to the completion of such a transfer.

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

We also face competition from companies that offer device products or are conducting research to develop device products for analysis of pigmented lesions. In particular, MELA Sciences, Inc., used to market its MelaFind® device to dermatologists, but we believe they no longer actively market this product. Scibase AB and Verisante Technology, Inc. have devices under development and may market their medical products directly to dermatologists if and when they obtain FDA approval. In addition to these companies, our competitors also include other device companies selling photographic technologies, whole body photography services, dermatoscopes, or confocal microscopy, such as Fotofinder, Molemate, Canfield Scientific, MedX, and Caliber I.D. Many of these groups, in addition to operating R&D laboratories, are selling equipment and devices.

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

Some of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production, and marketing capabilities than we do. Others may develop lower-priced, less complex tests that payors and dermatologists could view as functionally equivalent to our current or planned tests, which could force us to lower the list price of our tests and impact our operating margins and ability to achieve and maintain profitability. In addition, technological innovations that result in the creation of enhanced diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians, or medical providers to provide specialized diagnostic tests similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, we may be unable to increase or create market acceptance and sales of our current or planned tests, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.

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

We believe clinical utility studies will show how the PLA and the Nevome test changes the decision-making of the dermatologist toward making a surgical biopsy decision, particularly to avoid performing a surgical biopsy when the test is negative. Clinical utility studies also show the impact of the test results on patient care and management. Clinical utility studies are typically performed with collaborating dermatologists at medical centers and hospitals, analogous to a clinical trial, and generally result in peer-reviewed publications.

We are currently conducting a variety of clinical trials for the PLA and other non-melanoma tests with investigators at multiple sites in the U.S. We will need to conduct additional studies for these tests, as well as other tests we may offer in the future, to drive test adoption in the marketplace and reimbursement. Should we not be able to perform these studies, or should their results not provide clinically meaningful data and value for physicians, including dermatologists and oncologists, adoption of our tests could be impaired and we may not be able to obtain reimbursement for them.

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

Our success in implementing our business strategy depends largely on the skills, experience, and performance of key members of our executive management team and others in key management positions, including John Dobak, M.D., the Company’s Chief Executive Officer. The collective efforts of our executive management team are critical to us as we continue to develop our technologies, tests, and R&D and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies, and implementing our business strategy. Our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Commercial Officer, Chief Medical Officer, and Chief Scientific Officer have employment agreements; however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We do not maintain “key person” life insurance on any of our employees.

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

Most of our management team has limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to operating as a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Our limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of our time may be devoted to these activities which will result in less time being devoted to the management and growth of the Company. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

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

We believe we have arranged for adequate manufacturing capacity for the Adhesive Skin Sample Collection Kits through our third-party manufacturer. If demand for our current tests and our planned future tests increases significantly, we will need to either expand manufacturing capabilities through our third-party manufacturer or outsource to other manufacturers. If our third-party or other manufacturers engaged by us fail to manufacture and deliver the Adhesive Skin Sample Collection Kits or certain reagents in a timely manner, or they are unable to fulfil our orders due to regulatory non-compliance or other quality-related issues, our relationships with our customers could be seriously harmed. We cannot assure you that manufacturing or quality control problems will not arise as we attempt to increase the production of the Adhesive Skin Sample Collection Kit or that we can increase our manufacturing capabilities and maintain quality control in a timely manner or at commercially reasonable costs. If we cannot have the Adhesive Skin Sample Collection Kits manufactured consistently on a timely basis because of these or other factors, it could have a significant negative impact on our ability to perform tests and generate revenues.

If we cannot support demand for our current tests and our planned future tests, including successfully managing the evolution of our technology and manufacturing platforms, our business could suffer.

As our test volume grows, we will need to increase our testing capacity, implement automation, increase our scale and related processing, customer service, billing, collection, and systems process improvements, and expand our internal quality assurance program and technology to support testing on a larger scale. We will also need additional technicians, certified laboratory scientists, and other scientific and technical personnel to process these additional tests. Any increases in scale, related improvements and quality assurance may not be successfully implemented and appropriate personnel may not be available. As additional tests are commercialized, we may need to implement new equipment, systems, technology, controls and procedures, and hire personnel with different qualifications. Failure to implement necessary procedures or to hire the necessary personnel could result in a higher cost of processing or an inability to meet market demand. We cannot assure you that we will be able to perform tests on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of our test results or that we will respond successfully to the growing complexity of our testing operations. If we encounter difficulty meeting market demand or quality standards for our current tests and our planned future tests, our reputation could be harmed and our future prospects and business could suffer, which may have a material adverse effect on our financial condition, results of operations, and cash flows.

If we were to be sued for product liability or professional liability, we could face substantial liabilities that exceed our resources.

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

If we use biological and hazardous materials in a manner that causes injury or violates laws or regulations, we could be liable for damages or subject to enforcement actions.

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

•	failure by us or our distributors to obtain regulatory approvals for the sale or use of our current tests and our planned future tests in various countries, if required;
•	difficulties in managing foreign operations;

•	complexities associated with managing government payor systems, multiple payor-reimbursement regimes, or self-pay systems;
•	logistics and regulations associated with shipping blood samples, including infrastructure conditions and transportation delays;
•	limits on our ability to penetrate international markets if our current tests and our planned future diagnostic tests cannot be processed by an appropriately qualified local laboratory;
•	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
•	reduced protection for intellectual property rights, or lack of them in certain jurisdictions, forcing more reliance on any trade secrets we may have, if such protection is available;
•

natural or man-made disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease (such as the recent outbreak of the 2019 novel coronavirus, or COVID-19), boycotts, curtailment of trade, and other business restrictions; and

•

failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, by maintaining accurate information and control over sales activities and distributors’ activities, as well as similar foreign anti-bribery and anti-corruption laws that may become applicable to our business.

Any of these risks, if encountered, could significantly harm our future international expansion and operations and, consequently, have a material adverse effect on our financial condition, results of operations, and cash flows.

Declining general economic or business conditions, including as a result of the recent COVID-19 outbreak, may have a negative impact on our business.

Continuing concerns over economic and business prospects in the United States and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, coupled with the prospect of decreased business and consumer confidence and increased unemployment resulting from the recent COVID-19 outbreak, may precipitate an economic slowdown and recession. If the economic climate deteriorates, our business, including our access to patient samples and the addressable market for diagnostic tests that we may successfully develop, as well as the financial condition of our suppliers and our third-party payors, could be adversely affected, resulting in a negative impact on our business, financial condition, results of operations and cash flows.

Intrusions into our computer systems could result in compromise of confidential information and our ability to continue operations (in event of a cyber-attack).

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

We depend on information technology and telecommunications systems for significant aspects of our operations. In addition, our third-party billing and collections provider depends upon telecommunications and data systems provided by outside vendors and information we provide on a regular basis. These information technology and telecommunications systems support a variety of functions, including test processing, sample tracking, quality control, customer service and support, billing and reimbursement, R&D activities, and our general and administrative activities. Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts, and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses, and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems, or those used by our third-party service providers could prevent us from processing tests, providing test results to oncologists, pathologists, billing payors, processing reimbursement appeals, handling patient or physician inquiries, conducting R&D activities, and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have a material effect on our business, financial condition, results of operation and cash flows.

We rely on Federal Express Corporation, or FedEx, and United Parcel Service of America, Inc., or UPS, for the distribution of our Adhesive Skin Sample Collection Kits to customers and to transport specimens back to our laboratory facility and, if FedEx or UPS incurs any damage to their facilities or is unable to deliver our products as needed, it could have a material adverse effect on our results of operations and business.

We rely on FedEx and UPS for the distribution of our Adhesive Skin Sample Collection Kits to customers, as well as to transport patient specimens back to our laboratory facility for processing. The FedEx or UPS facilities involved in such distribution may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, communications failure, or terrorism. Any material destruction to their facilities could adversely affect the ability of FedEx or UPS to meet the needs of our customers. In addition, a disruption or slowdown in the operations of FedEx or UPS, including as a result of damage to the facilities of FedEx or UPS or a strike by FedEx or UPS employees, could cause delays in our ability to fulfill customer orders and may cause orders to be cancelled, lost, or delivered late, our shipments to be returned, or receipt of shipments to be refused, any of which could adversely affect our business and our results of operations. If our shipping costs were to increase as a result of an increase by FedEx or UPS or as a result of obtaining a new third-party logistics company and if we are unable to pass on these higher costs to our customers, it could have a material adverse effect on our results of operations and business, financial condition, results of operation and cash flows.

Regulatory Risks Related to Our Business

Changes in health care law and policy may have a material adverse effect on our financial condition, results of operations, and cash flows.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively called the ACA, became law. This law substantially changed the way health care is financed by both governmental and commercial payors, and continues to significantly impact our industry. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. Both the current Congress and President Trump have expressed their intention to repeal or repeal and replace the ACA, and as a result, certain sections of the ACA have not been fully implemented or were effectively repealed. In December 2019, the Fifth Circuit Court of Appeals upheld a district court’s finding that the individual mandate in the Affordable Care Act is unconstitutional following removal of the penalty provision from the law. However, the Fifth Circuit reversed and remanded the case to the district court to determine if other reforms enacted as part of the Affordable Care Act but not specifically related to the individual mandate or health insurance could be severed from the rest of the Affordable Care Act so as not to have the law declared invalid in its entirety. It is unclear how this decision, subsequent appeals including potentially to the U.S. Supreme Court, and other efforts to repeal and replace the Affordable Care Act will affect the implementation of that law and our business. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels and the number of insured individuals, may lead to delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. Further, if reimbursement levels are inadequate, our business and results of operations could be adversely affected.

Further, the ACA established the Physician Payments Sunshine Act, or the Sunshine Act, which imposes reporting and disclosure requirements for applicable device manufacturers of covered products and those entities under common ownership that provide assistance and support to applicable manufacturers, with regard to payments or other transfers of value made to certain practitioners (including physicians and teaching hospitals) and certain investment ownership interests held by physicians in the reporting entity. We are not subject to the Physician Payments Sunshine Act provisions at this time. However, if the FDA later determines that the Adhesive Skin Sample Collection Kit or any of our current or future products are subject to premarket clearance or approval process and such products are considered to be reimbursable by Medicare or Medicaid, we would be subject to the Physician Payments Sunshine Act and thus would be subject to its reporting requirements.

In addition to the ACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and commercial payors to reduce costs while expanding individual health care benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our tests or the amounts of reimbursement available for our tests from governmental or commercial payors. Any future changes to legal or regulatory requirements or new cost containment initiatives could have a materially adverse effect on our business, financial condition, results of operation, and cash flows.

Our business could be adversely impacted by our failure or the failure of physicians to comply with the ICD-10-CM Code Set.

Compliance with ICD-10-CM is required for all claims with dates of service on or after October 1, 2015. We believe we have fully implemented ICD-10-CM.  However, our failure to effectively implement and apply the new code set could adversely impact our business. In addition, if physicians fail to provide appropriate codes for desired tests, we may not be reimbursed for tests we perform.

Billing for our tests is complex and we must dedicate substantial time and resources to the billing process to be paid for our tests; long payment cycles of Medicare, Medicaid, and/or other third-party payors, or other payment delays, could hurt our cash flows and increase our need for working capital.

Billing for clinical laboratory testing services is complex, time-consuming, and expensive. Depending on the billing arrangement and applicable law, we will bill various payors, including Medicare, Medicaid, and commercial payors, all of which have different billing requirements. As required by law or contract, we routinely bill patients for co-payments, co-insurance, and deductible amounts owed. We may also face increased risks in our collection efforts, including potential write-offs of doubtful accounts, long collection cycles, and failure by third parties to properly process payment of claims in a timely manner that could adversely affect our business, results of operations, and financial condition. Several factors make the billing practice complex, including:

•	compliance with complex federal and state regulations related to Medicare billing;
•	disputes among payors as to which party is responsible for payment; resistance by patients to cover any substantial amount of the payment;
•	differences in coverage among payors and effect of patient co-payments, co-insurance, or deductibles;
•	differences in information and billing requirements among payors;
•	incorrect or missing billing information; and
•	the resources required to manage the billing and claims appeals process.

Additionally, our billing activities require us to implement compliance procedures and oversight, train and monitor our employees, challenge coverage and payment denials, assist patients in appealing claims, and undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Payors also conduct external audits to evaluate payments, which adds further complexity to the billing process.

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

The diagnostic testing industry is subject to extensive laws and regulations, many of which have not been interpreted by the courts. CLIA requires virtually all laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality, and proficiency testing requirements intended to ensure that testing services are accurate, reliable, and timely. Our clinical laboratory must be certified under CLIA in order for us to perform testing on human specimens. CLIA certification is also a prerequisite to be eligible to bill state and federal health care programs. Further, many commercial payors require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens.

We have a current certificate of accreditation from CMS to perform high-complexity testing, which is managed by California Laboratory Field Services, or CA LFS. To renew this certificate, we are subject to survey and inspection every two years.   We hold a certificate of accreditation because we are accredited by the College of American Pathologists, or CAP, which sets standards than are higher than the CLIA regulations. CAP is an independent, non-governmental organization of board-certified pathologists that accredits laboratories nationwide on a voluntary basis. Because CAP has deemed status with CA LFS, our biennial inspections will be performed by teams formed by CAP. Sanctions for failure to comply with CAP or CLIA requirements, including proficiency testing violations, may include suspension, revocation, or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as the imposition of significant fines or criminal penalties. In addition, we are subject to regulation under state laws and regulations governing laboratory licensure. Two states, one of which is New York, have enacted state licensure laws that are more stringent than CLIA.

Failure to maintain CLIA certification, CAP accreditation, or required state licenses could have a material adverse effect on the sales of our tests and the results of our operations.  If we were to lose our CLIA certification, CAP accreditation or California laboratory license, whether as a result of a revocation, suspension, or limitation, we would no longer be able to offer our tests, which would limit our revenues and harm our business. If we were to lose our license in any other state where we are required to hold a license, we would not be able to test specimens from those states. In addition, state and foreign requirements for laboratory certification may be costly or difficult to meet and could affect our ability to receive specimens from certain states or foreign countries. Currently we are receiving samples from all 50 U.S. states and certain provinces in Canada. Each state maintains independent licensure, registration, or certification procedures with which we must maintain compliance in order to receive and test samples from that location. Maintaining compliance with the myriad of state and foreign requirements is time consuming and resource intensive and failure to maintain compliance could result in sanctions.

Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing licensure, or our failure to renew a CLIA certificate, a state or foreign license, or accreditation, could have a material adverse effect on our business, financial condition, results of operation and cash flows. If the CLIA certificate of our laboratory is revoked, that could also impact our licensure or certification in the states or in foreign jurisdictions.

If the FDA were to begin requiring approval or clearance of our current tests and our planned future tests, or our proprietary specimen collection kit, we could incur substantial costs and time delays associated with meeting requirements for premarket clearance or approval.

The laws and regulations governing the marketing of diagnostic products are evolving, extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Pursuant to its authority under the federal Food, Drug, and Cosmetic Act, or FDCA, the FDA has jurisdiction over medical devices, including in vitro diagnostics and, therefore, potentially our clinical laboratory tests. Among other things, pursuant to the FDCA and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. Although the FDA has asserted that it has authority to regulate the development and use of LDTs, such as our and many other laboratories’ test as medical devices, it has generally exercised enforcement discretion and is not otherwise regulating most tests developed and performed within a single high complexity CLIA-certified laboratory. The FDA could, at any time, change its policy with regard to this matter or Congress could take action to amend the law to change the current regulatory framework for in vitro diagnostics and LDTs. For example, a discussion draft of the Verifying Accurate, Leading-edge IVCT Development (VALID) Act currently being circulated in Congress would codify into law the term “in vitro clinical test” in order to create a new medical product category separate from medical devices that would include products currently regulated as in vitro diagnostics as well as LDTs.

We believe that our tests, as utilized in our clinical laboratory, are and would be LDTs. As a result, we believe that pursuant to the FDA’s current policies and guidance, the FDA does not require that we obtain regulatory clearances or approvals for our LDTs. In addition, we believe the Adhesive Skin Sample Collection Kit we provide for collection and transport of skin samples from a health care provider to our clinical laboratory is considered a Class I medical device subject to the FDA’s general device controls but exempt from premarket review. However, the FDA could assert the specimen collection kit is a Class II device, which would subject it to premarket clearance or approval processes, which could be time-consuming and expensive. While we believe that we are currently in material compliance with applicable laws and regulations, we cannot assure you that the FDA, or other regulatory agencies, would agree with our determinations, and any determination by the government that we have violated the FDCA or any FDA regulations, or a public announcement that we are being investigated for possible violations of these laws, could adversely affect our business, prospects, results of operations, or financial condition.

Even though we commercialize our tests as LDTs, our tests may in the future become subject to more onerous regulation by the FDA. For example, the FDA may disagree with our assessment that our tests fall within the definition of an LDT and seek to regulate our tests as medical devices. The FDA has, for over the past decade, been introducing proposals to end enforcement discretion and to bring LDTs clearly under existing FDA regulatory frameworks and Congress has recently been working on legislation to create an LDT and in vitro diagnostic regulatory framework that would be separate and distinct from the existing medical device regulatory framework. On March 5, 2020, U.S. Representatives Diana DeGette (D-CO) and Dr. Larry Bucshon (R-IN) formally introduced the VALID Act in the House and an identical version of the bill was introduced in the U.S. Senate by Senators Michael Bennet (D-CO) and Richard Burr

(R-NC). As anticipated from a discussion draft of the legislation released for stakeholder comment in December 2018, the VALID Act would codify into law the term “in vitro clinical test” (IVCT) to create a new medical product category separate from medical devices, and bring all such products within the scope of FDA’s oversight. It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by the President.

Absent any Congressional action, if the FDA begins to enforce its medical device requirements for LDTs, or if the FDA disagrees with our assessment that our tests are LDTs, our tests could for the first time be subject to a variety of regulatory requirements, including registration and listing, medical device reporting, and quality control, and we could be required to obtain premarket clearance or approval for our existing tests and any new tests we may develop, which may force us to cease marketing our tests until we obtain the required clearance or approval. The premarket review process for diagnostic products can be lengthy, expensive, time-consuming, and unpredictable. Further, obtaining premarket clearance or approval may involve, among other things, successfully completing clinical trials. Clinical trials require significant time and cash resources and are subject to a high degree of risk, including risks of experiencing delays, failing to complete the trial or obtaining unexpected or negative results. If we are required to obtain premarket clearance or approval and/or conduct premarket clinical trials, our development costs could significantly increase, our introduction of any new tests we may develop may be delayed, and sales of our existing tests could be interrupted or stopped. Any of these outcomes could reduce our revenue or increase our costs and materially adversely affect our business, prospects, results of operations, or financial condition. Moreover, any cleared or approved labeling claims may not be consistent with our current claims or adequate to support continued adoption of and reimbursement for our tests. For instance, if we are required by the FDA to label our tests as investigational, or if labeling claims the FDA allows us to make are limited, order levels may decline and reimbursement may be adversely affected. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our existing tests or from tests we may develop. Until the FDA finalizes its regulatory position regarding LDTs, or federal legislation is passed concerning regulation of LDTs, it is unknown how the FDA may regulate our tests in the future and what testing and data may be required to support any required clearance or approval as an medical device or an “in vitro clinical test” (as that category is being defined in the VALID Act, as introduced).

The requirement of premarket review could negatively affect our business until such review is completed and regulatory clearance or approval is obtained. The FDA could require that we stop selling our tests pending premarket clearance or approval. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and making a premarket submission, such as a 510(k) notification, a premarket approval, or PMA, application or a de novo device classification request to the FDA. If the FDA requires any form of premarket review, our tests may not be cleared or approved on a timely basis, if at all. We may also decide voluntarily to pursue FDA premarket review and authorization of our tests if we determine that doing so would be appropriate.

Additionally, should future regulatory actions affect any of the reagents we obtain from suppliers and uses in conducting our tests, our business could be adversely affected in the form of increased costs of testing or delays, limits, or prohibitions on the purchase of reagents necessary to perform our testing. While we qualify all materials used in our products in accordance with the regulations and guidelines of CLIA, the FDA could promulgate regulations or guidance documents impacting our ability to purchase materials necessary for the performance of our tests. If any of the reagents we obtain from suppliers and use in our tests are affected by future regulatory actions, our business could be adversely affected, including by increasing the cost of testing or delaying, limiting, or prohibiting the purchase of reagents necessary to perform testing with our products.

Failure to comply with any applicable FDA requirements could trigger a range of enforcement actions by the FDA, including warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations and denial of or challenges to applications for clearance or approval, as well as significant adverse publicity.

If we were to be required by the FDA to conduct additional clinical studies or trials before continuing to offer tests that we have developed or may develop as LDTs, those studies or trials could lead to delays or failure to obtain necessary regulatory clearance or approval, which could cause significant delays in commercializing any future products and harm our ability to achieve profitability.

If the FDA decides to require that we obtain 510(k) clearance, premarket approvals pursuant to a PMA, or any other type of premarket submission in order for us to commercialize our current PLA, the Nevome test, or our planned future tests, we may be required to conduct additional  clinical testing before submitting a regulatory notification or other application for commercial marketing authorization. In addition, as part of our long-term strategy we may plan to seek FDA clearance or approval for certain gene expression tests in order to permit them to be offered by other clinical laboratories in addition to our own; however, we would need to conduct additional clinical validation activities on our tests before we  could submit an application for FDA approval or clearance. Clinical trials must be conducted in compliance with FDA regulations or the FDA may take certain enforcement actions or reject the data. We believe we would likely take two years or more to conduct the clinical studies and trials necessary to obtain approval from the FDA to commercially launch our current tests and our planned future tests outside of our clinical laboratory.

Even if clinical trials are completed as planned, we cannot be certain that their results would be able to support our test claims or that the FDA or foreign authorities will agree with our conclusions regarding the results of our clinical trials. Success in early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior clinical trials and studies. If we are required to conduct clinical trials to support a premarket submission to the FDA, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our test development costs and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. Moreover, the clinical trial process may fail to demonstrate that our current tests and our planned future tests are effective for the proposed indications for use, which could cause us to abandon a test candidate and may delay development of other tests.

We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which would increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions, and contract research organizations to perform the trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness, or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our R&D costs would increase, and we may not be able to obtain regulatory clearance or approval for our current tests and our planned future tests, if needed. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our tests outside of the LDT context or to achieve profitability.

We are subject to numerous federal, local and foreign laws and regulations; complying with laws pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties and a material adverse effect to our business and operations

Our operations are subject to extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among other things:

•	CLIA, which requires that laboratories obtain certification from the federal government, and state licensure laws;
•	FDA laws and regulations;
•

HIPAA, which imposes comprehensive federal standards with respect to the privacy and security of protected health information, or PHI, and requirements for the use of certain standardized electronic transactions; amendments to HIPAA under the Health Information Technology for Economic and Clinical Health Act, or HITECH, which strengthened and expanded HIPAA privacy and security compliance requirements, increased penalties for violators, extended enforcement authority to state attorneys general and imposed requirements for breach notification;

•

state laws regulating genetic testing and protecting the privacy of genetic test results, as well as state laws protecting the privacy and security of health information and personal data and mandating reporting of breaches to affected individuals and state regulators;

•

the federal Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program;

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

•

other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral, and false claims acts, which may extend to services reimbursable by any third-party payor, including private insurers;

•

Section 216 of the PAMA, which requires applicable laboratories to report commercial payor data in a timely and accurate manner beginning in 2017 and every three years thereafter (and in some cases annually);

•	state laws that impose reporting and other compliance-related requirements; and
•	similar foreign laws and regulations that apply to us in the countries in which we operate.

In addition, in October 2018, EKRA was enacted as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act, or SUPPORT Act. EKRA is an all-payor anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. Further, certain of EKRA’s exceptions, such as the exception applicable to relationships with employees that effectively prohibits incentive compensation, are inconsistent with the federal anti-kickback statute and regulations, which permit payment of employee incentive compensation, a practice that is common in the industry. Significantly, EKRA permits the U.S. Department of Justice to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but such regulations have not yet been issued. Laboratory industry stakeholders are reportedly seeking clarification regarding EKRA’s scope and/or amendments to its language.

As a clinical laboratory, our business practices may face heightened scrutiny from government enforcement agencies such as the Department of Justice, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, and CMS. The OIG has issued fraud alerts in recent years that identify certain arrangements between clinical laboratories and referring physicians as implicating the Anti-Kickback Statute. The OIG has stated that it is particularly concerned about these types of arrangements because the choice of laboratory, as well as the decision to order laboratory tests, typically are made or strongly influenced by the physician, with little or no input from the patient. Moreover, the provision of payments or other items of value by a clinical laboratory to a referral source could be prohibited under the federal self-referral prohibition, commonly known as the Stark Law or the Physician Self-Referral Law, unless the arrangement meets all criteria of an applicable exception. The government has actively enforced these laws against clinical laboratories in recent years.

These laws and regulations are complex and are subject to interpretation by the courts and by government agencies. Our failure to comply could lead to significant civil or criminal penalties, exclusion from participation in state and federal health care programs, individual imprisonment, disgorgement of profits, contractual damages, reputational harm, diminished profits and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law, curtailment or restructuring of our operations, or prohibitions or restrictions on our laboratories’ ability to provide or receive payment for our services, any of which could adversely affect our ability to operate our business and pursue our strategy. We believe that we are in material compliance with all statutory and regulatory requirements, but there is a risk that one or more government agencies could take a contrary position, or that a private party could file suit under the qui tam provisions of the federal False Claims Act or a similar state law. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships with third parties, including managed care organizations, and other private third-party payors.

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

We also are required to collect and maintain personal information about our employees, and we collect information about customers as part of some of our marketing programs, as well as receive and transfer certain payment information, to accept payments from our customers, including credit card information.  Most states have adopted laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Activities outside of the United States implicate local and national data protection standards, impose additional compliance requirements, and generate additional risks of enforcement for non-compliance. The collection and use of such information may be subject to contractual obligations as well. If the security and information systems that we or our outsourced third-party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with these laws, regulations, and contractual obligations, we could face litigation and the imposition of penalties that could adversely affect our financial performance.

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

Our services present the potential for embezzlement, identity theft or other similar illegal behavior by our employees, consultants, service providers or commercial partners.

Our operations involve the use and disclosure of personal and business information that could be used to impersonate third parties or otherwise gain access to their data or funds. If any of our employees, consultants, service providers or commercial partners takes, converts or misuses these funds or data, we could be liable for any resulting damages, which could harm our financial condition and damage our business reputation.

Clinical research is heavily regulated and failure to comply with human subject protection regulations may disrupt our research program leading to significant expense, regulatory enforcement, private lawsuits, and reputational damage.

Clinical research is subject to federal, state, and, for studies conducted outside of the United States, international regulation. At the federal level, the Department of Health and Human Services imposes regulations for the protection of human subjects and requirements such as initial and ongoing institutional review board review, informed consent requirements, adverse event reporting and other protections to minimize the risk and maximize the benefit to research participants. Clinical studies done under an investigational device exemption for purposes of an anticipated FDA premarket submission are subject to an additional layer of human subject protection regulations. Many states also impose human subject protection laws that mirror or in some cases exceed federal requirements. HIPAA and other privacy laws also regulate the use and disclosure of PHI in connection with research activities. Research conducted overseas is subject to a variety of national protections such as mandatory ethics committee review, as well as laws regulating the use, disclosure and cross-border transfer of personal data. The costs of compliance with these laws may be significant and compliance with regulatory requirements may result in delay. Noncompliance may disrupt our research and result in data that is unacceptable to regulatory authorities, data lock, or other sanctions that may significantly disrupt our operations.

Violation of a state’s prohibition on the corporate practice of medicine could result in a material adverse effect on our business, financial condition, results of operation and cash flows.

A number of states, including California, do not allow business corporations, such as us, to employ physicians to provide professional services. This prohibition against the “corporate practice of medicine” is aimed at preventing corporations such as us from exercising control over the medical judgments or decisions of physicians. The state licensure statutes and regulations and agency and court decisions that enumerate the specific corporate practice rules vary considerably from state to state and are enforced by both the courts and regulatory authorities, each with broad discretion. If regulatory authorities or other parties in any jurisdiction successfully assert that we are engaged in the unauthorized corporate practice of medicine, we could be required to restructure our contractual and other arrangements. In addition, violation of these laws may result in sanctions imposed against us and/or the professional through licensure proceedings, and we could be subject to civil and criminal penalties that could result in exclusion from state and federal health care programs.

We could be adversely affected by alleged violations of the Federal Trade Commission Act or other truth-in-advertising and consumer protection laws.

Our advertising for laboratory services and tests is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission, or FTC, as well as comparable state consumer protection laws. Under the Federal Trade Commission Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution. Our direct-to-consumer advertising and social media presence, as well as our physician-directed advertising, are subject to these federal and state truth-in-advertising laws. Any actual or perceived non-compliance with those laws could lead to an investigation by the FTC or a comparable state agency, or could lead to allegations of misleading advertising by private plaintiffs. Any such action against us would disrupt our business operations, cause damage to our reputation, and result in a material adverse effects on our business, financial condition, results of operation, and cash flows.

Medical product manufacturers’ use of social media platforms presents new risks.

We believe that our customer base and potential patient populations are active on social media and intend to engage through those platforms to elevate our national marketing presence. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, one of our products, which could result in reporting obligations or the need for us to conduct an investigation. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us or our products on any social networking website. If any of these events were to occur or we otherwise fail to comply with any applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business.

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

Our ability to protect our discoveries and technologies affects our ability to compete and to achieve profitability. Currently, we rely on a combination of U.S. and foreign patents and patent applications, copyrights, trademarks and trademark applications, confidentiality or non-disclosure agreements, material transfer agreements, licenses, consulting agreements, work-for-hire agreements, and invention assignment agreements to protect our intellectual property rights. We also maintain certain company know-how, trade secrets, and technological innovations designed to provide us with a competitive advantage in the marketplace as trade secrets. Currently, we own five issued U.S. patents, six pending U.S. patent applications (three provisional and three non-provisional), several corresponding foreign counterpart patents and patent applications, and two PCT applications, relevant to our testing methodology and expression profiles. While we intend to pursue additional patent applications, it is possible that our pending patent applications and any future applications may not result in issued patents. Even if patents are issued, third parties may independently develop similar or competing technology that avoids our patents. Further, we cannot be certain that the steps we have taken will prevent the misappropriation of our trade secrets and other confidential information as well as the misuse of our patents and other intellectual property, particularly in foreign countries where we have not filed for patent protection.

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

More recently, the Federal Circuit has ruled on several patent cases—such as Univ. of Utah Research Found. v. Ambry Genetics Corp., 774 F.3d 755 (Fed. Cir. 2014), Ariosa Diagnostics, Inc. v. Sequenom, Inc., 788 F.3d 1371 (Fed. Cir. 2015), Genetic Tech. Ltd. v. Merial LLC, 818 F.3d 1369 (Fed. Cir. 2016), and Cleveland Clinic Found. v. True Health Diagnostics, 859 F.3d 1352 (Fed. Cir. 2017)—that some diagnostic method claims are patent ineligible. These decisions have narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. Some aspects of our technology involve processes that may be subject to this evolving standard and we cannot guarantee that any of our pending process claims will be patentable as a result of such evolving standards. In addition, this combination of decisions has created uncertainty as to the value of certain issued patents, in particular patents in the molecular biology analysis and diagnostic space. Moreover, there is additional uncertainty around the evolving standard in light of the USPTO Revised Patent Subject Matter Eligibility Guidance issued in Jan. 2019.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its carryforwards to offset future taxable income. Our existing net operating loss carryforwards, or NOLs, may be subject to limitations arising from previous ownership changes, and if we underwent an ownership change in connection with or after the Business Combination, our ability to utilize NOLs could be further limited by Section 382 of the IRC. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the IRC. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing and any future NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have not conducted a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since inception due to the significant complexity and cost associated with such a study.

The comprehensive tax reform bill passed in 2017 could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, or TCJA, that significantly reforms the IRC. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation on the deductibility of interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses generated after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, reduction or elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Many aspects of the TCJA are unclear and future guidance from the Internal Revenue Service and other tax authorities with respect to the TCJA may adversely affect our business and our financial condition. The impact of the TCJA on holders of our common stock is also uncertain and could be adverse. You are urged to consult with your legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

Risks Related to Our Securities

There is no assurance that we will continue satisfying the listing requirements of the Nasdaq Capital Market.

Our common stock is listed on the Nasdaq Capital Market. To maintain our listing, we are required to satisfy continued listing requirements. There can be no assurance we will continue satisfying such continued listing requirements, which include that the closing bid price of our common stock be at least $1 per share, that we have at least 300 round lot holders and at least 500,000 publicly held shares, that the market value of our publicly held securities be at least $1 million, and that we meet one of these standards: stockholders’ equity of at least $2.5 million; market value of listed securities of at least $35 million; or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. The delisting of our common stock for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in the loss of interest from institutional investors, the loss of confidence in our company by investors and employees, and in fewer financing, strategic and business development opportunities; and result in potential breaches of agreements under which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. In addition, the delisting of our common stock for whatever reason may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

We are an emerging growth company, and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our securities less attractive to investors.

We are an emerging growth company, under the Jumpstart Our Business Startups Act and a smaller reporting company under SEC regulations. For so long as we remain an emerging growth company or smaller reporting company, we will be permitted to and intend to rely on exemptions from certain disclosure requirements applicable to other public companies that are not emerging growth companies or smaller reporting companies. These exemptions include:

•	for so long as we are an emerging growth company, not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements;

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

Future issuances of equity securities may dilute the interests of our security holders and reduce the price of our securities.

Any future issuance of our equity securities could dilute the interests of our then existing security holders and could substantially decrease the trading price of our securities. We may issue equity or equity-linked securities for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of then-outstanding options or other equity-linked securities, if any, or for other reasons.

We may amend the terms of our publicly traded warrants currently trading on the Pink Market under the ticker symbol “DMTKW,” or the publicly traded warrants, in a manner that may be adverse to holders with the approval by the holders of a majority of the then outstanding publicly traded warrants. As a result, the exercise price of the publicly traded warrants could be increased, the exercise period could be shortened and the number of shares purchasable upon exercise of a publicly traded warrant could be decreased, all without your approval.

Our publicly traded warrants are subject to the Warrant Agreement. The Warrant Agreement provides that the terms of the publicly traded warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then outstanding publicly traded warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the publicly traded warrants in a manner adverse to a holder if holders of a majority of the then outstanding publicly traded warrants approve of such amendment. Although our ability to amend the terms of the publicly traded warrants with the consent of a majority of the then outstanding publicly traded warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the publicly traded warrants, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of the publicly traded warrants.

We may redeem your unexpired publicly traded warrants prior to their exercise at a time that is disadvantageous to you, thereby making your publicly traded warrants worthless.

We will have the ability to redeem our outstanding publicly traded warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $36.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we give notice of redemption. If and when the publicly traded warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding publicly traded warrants could force you (i) to exercise your publicly traded warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your publicly traded warrants at the then-current market price when you might otherwise wish to hold your publicly traded warrants or (iii) to accept the nominal redemption price which, at the time the outstanding publicly traded warrants are called for redemption, is likely to be substantially less than the market value of your publicly traded warrants.

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

In addition, Delaware law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person who, together with his, her or its affiliates, owns or within the last three years has owned 15% or more of the company’s voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Delaware law may discourage delay or prevent a change in control of the Company.

In addition, our Amended and Restated Certificate of Incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our Amended and Restated Certificate of Incorporation, or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rule and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our Amended and Restated Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

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
•

actual or anticipated results from, and any delays in, any future clinical trials, as well as results of regulatory reviews relating to the approval of any test candidates we may choose to develop that require such approval;

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We currently occupy approximately 15,355 square feet of leased space at 11099 North Torrey Pines Road, La Jolla, California 92037.

On February 5, 2020 we entered into an amendment to our lease to, among other things, expand the size of our existing premises by approximately 13,300 square feet, or the Expansion Premises, to approximately 28,655 square feet following delivery of the Expansion Premises, which we expect to occur in the second or third quarter of 2020. As amended, the lease will expire on the third year following delivery of the Expansion Premises, and we may extend the term at our election to the sixth year following delivery.

We believe these facilities are adequate to meet our current and reasonably foreseeable requirements. We believe that we would be able to obtain additional space, if required, on commercially reasonable terms.

Item 3.  Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “DMTK”.

As of March 5, 2020, there were 14,844,054 shares of our common stock outstanding held by approximately 303 holders of record.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are an emerging growth molecular diagnostic company developing and marketing novel non-invasive genomics tests that seek to transform the practice of dermatology and related fields. Our platform may change the diagnostic paradigm in dermatology from one that is subjective, invasive, less accurate and higher-cost, to one that is objective, non-invasive, more accurate and lower-cost. Our initial focus is skin cancer. We currently have two clinical commercial tests, with a third in development, that enhance the early detection of skin cancer and related conditions. Our scalable genomics platform has been designed to work with a proprietary adhesive patch sample collection kit that provides a skin sample collected non-invasively. We process our tests in a CLIA certified and College of American Pathologists accredited commercial laboratory located in La Jolla, California that is licensed by the State of California and all states requiring out-of-state licensure. We also provide our technology platform on a contract basis to large pharmaceutical companies who use the technology in their clinical trials to test for the existence of genetic targets of various diseases and to measure the response of new drugs under development. We have a history of net losses since our inception.

Events, Trends and Uncertainties

We filed an application for a technology assessment for our Pigmented Lesion Assay, or PLA, with MolDX (Medicare) in April of 2018, and the comment period for the accompanying Medicare Draft Local Coverage Decision, or Draft LCD, closed in August of 2018. In March 2019, a Draft LCD proposed favorable coverage for the PLA. In late October 2019, the AMA provided us with a Proprietary Laboratory Analyses Code, or PLA Code. Pricing of $760 for the PLA Code was published on December 24, 2019 as part of the CMS Laboratory Fee Schedule for 2020. The Medicare Final Coverage Decision, or Final LCD, first made available on December 26, 2019 expanded the coverage proposal in the Draft LCD from one to two tests per date of service and to allow clinicians to order our PLA if they have sufficient skill and experience to decide whether a pigmented lesion should be biopsied. PLA became eligible for Medicare reimbursement on February 10, 2020. With Medicare coverage granted, we have the opportunity to approach commercial payors and as a result, we believe that PLA may generate significant revenues in 2021 and 2022.

Even following the grant of Medicare coverage for the PLA, uncertainty surrounds third-party payor reimbursement, including governmental and commercial payors, of any test incorporating new technology, including tests developed using our technologies. For example, technology assessments of new medical tests conducted by research centers and other entities may be disseminated to interested parties for informational purposes. Third-party payors and health care providers may use such technology assessments as grounds to deny coverage for a test or procedure.

Because each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse our tests, seeking payor approvals is a time-consuming and costly process. We cannot be certain that coverage for our current tests and our planned future tests will be provided in the future by additional third-party payors or that existing policy decisions, or reimbursement levels will remain in place or be fulfilled under existing terms and provisions. If we cannot obtain or maintain coverage and reimbursement from private and governmental payors such as Medicare and Medicaid for our current tests, or new tests or test enhancements that we may develop in the future, our ability to generate revenues could be limited, which may have a material adverse effect on our business financial condition, results of operation, and cash flows.

Financial Overview

Revenue

We generate revenue through laboratory services that are billed to private medical insurance companies and to pharmaceutical companies who order our laboratory services, which can include sample collection kits, assay development, gene expression analysis, data analysis and reporting. Our revenue is generated from two revenue streams, contract revenue and assay revenue. Assay revenue can be highly variable as it is based on payments received by private insurance payors that are not under contract and can vary based on patient insurance coverage, deductibles and co-pays. Contract revenue is ordered by customers on projects that may span over several years. Segments of these contracts may be increased, delayed or eliminated based on the success of each customers’ clinical trials or other factors. We account for revenue in accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606. The core principle of ASC 606 is that the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The ASC 606 revenue recognition model consists of the following five steps: (1) identify the contracts with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. We adopted ASC 606 on January 1, 2019, using the modified retrospective method and elected to utilize Practical Expedient 1 to apply the modified retrospective method to only contracts which were open as of January 1, 2019.

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

General and Administrative Expenses

Our general and administrative expenses consist of senior management compensation, consulting, legal, billing and collections, human resources, information technology, accounting, insurance, and general business expenses. We expect our general and administrative expenses, especially insurance, accounting, and legal fees, to increase due to operating as a publicly traded company.

Financing Activities

Convertible Bridge Notes

On May 23, 2019, DermTech Operations, Inc. (formerly known as DermTech, Inc.), or DermTech Operations, and various holders of its convertible bridge notes agreed to amend DermTech Operations’ then outstanding convertible notes that were issued prior to June 5, 2019. As part of the amendment, the maturity dates of the notes were extended to the earliest of (i) September 24, 2019; (ii) the occurrence of an Event of Default; (iii) the consummation of a liquidation or dissolution of DermTech Operations (iv) a Liquidation Transaction; or (v) the consummation of a merger with or into the Company or any of its subsidiaries.

Between June 5, 2019 and June 10, 2019, DermTech Operations issued additional convertible bridge notes to its existing investors for aggregate gross proceeds of $2.6 million. These convertible bridge notes carried an interest rate of 10% and matured after the earliest to occur of: (i) September 25, 2019; (ii) the occurrence of an Event of Default; (iii) the consummation of a liquidation or dissolution of DermTech Operations; (iv) a Liquidation Transaction: or (v) the consummation of a merger of DermTech Operations with DT Merger Sub, Inc., a subsidiary of the Company, in accordance with the Merger Agreement (as defined below).

On August 29, 2019, in connection with the completion of the Business Combination (as defined below), all of the outstanding convertible bridge notes of DermTech Operations converted into Company common stock, in accordance with their respective terms.

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

Immediately following the completion of the Business Combination, the Company changed its name from Constellation Alpha Capital Corp. to DermTech, Inc. and effected a one-for-two reverse stock split of its common stock. Prior to the closing of the Business Combination, the Company’s stock was listed on the Nasdaq Capital Market under the ticker symbol “CNAC.” On August 30, 2019, the Company’s common stock commenced trading on the Nasdaq Capital Market under the ticker symbol “DMTK.”

2019 PIPE Financing

On August 29, 2019, immediately prior to the completion of the Business Combination, the Company issued, in a private placement transaction, or the 2019 PIPE Financing, an aggregate of 3,076,925 shares of common stock and 1,231 shares of Series A Convertible Preferred Stock, which are convertible into an aggregate of up to 615,385 shares of common stock, for an aggregate purchase price of $24.0 million, to certain accredited investors pursuant to the terms of separate Subscription Agreements and Amended and Restated Subscription Agreements, dated between May 22, 2019 and August 1, 2019, entered into by the Company and such investors.

Results of Operations

Fiscal Years Ended December 31, 2019 and 2018

Assay Revenue

Assay revenues grew $0.1 million or 9% to $1.4 million for fiscal year 2019 compared to $1.3 million for fiscal year 2018. As much of our assay revenue is driven by the samples that are sent by physicians and physician assistants to our central lab for testing, a key performance measure for us is samples that are received and processed by our central lab successfully, also known as billable samples. Billable samples increased to 13,714 for fiscal year 2019 compared to 11,077 for fiscal year 2018. Sample volume is dependent on two major factors; the number of physicians or physician assistants who order an assay in any given quarter and the number of assays ordered by each physician during the period. The number of ordering physicians and the utilization per physician can vary based on a number of factors including the types of patients presenting skin cancer conditions, physician reimbursement, office workflow, market awareness, physician education and other factors.

Contract Revenue

Contract revenues with major pharmaceutical companies increased $0.8 million to $2.0 million for fiscal year 2019, or 69%, compared to $1.2 million for fiscal year 2018, due to accelerating activity with ongoing clinical trial contracts and new contracts. Contract revenue can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors. Many of our contracts with third parties are structured to contain milestone billing payments, which typically are advance payments on work yet to be performed. These advanced payments are structured to help fund operations and are included in deferred revenue as the work has not yet been performed. At December 31, 2019, the deferred revenue amount for these contracts, which is the advance payments minus the value of work performed, was $1.4 million. These advance payments will remain in deferred revenue until we process the laboratory portion of the contracts allowing us to recognize the revenue.

Cost of Revenue

Cost of revenues increased $0.7 million, or 26%, to $3.3 million for fiscal year 2019 compared to $2.6 million for fiscal year 2018. The increase was driven by the costs incurred by the growing volume of our assay and contract revenue activities, which lead to increase spending on laboratory supplies and shipping costs. In addition, we implemented a new laboratory information system during 2019, which led to additional incurred costs; however, we believe the new system will allow us to facilitate the automation of several processes in our central laboratory to increase efficiency and decrease costs in our sample analysis process over the next several years. Much of the cost of revenue expenses incurred primarily relate to salaries and benefits, laboratory supplies, shipping costs, equipment maintenance and calibration, utilities and depreciation. In the near- and long-term future, we remain committed to continuing the automation of our laboratory processes in order to become more cost efficient and productive.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $3.5 million, or 125%, to $6.3 million for fiscal year 2019 compared to $2.8 million for fiscal year 2018. The increase was largely due to a $1.9 million increase in higher compensation-related costs, including salaries, commissions and benefits, due to an increase in our sales force and establishment of our payor access team throughout fiscal year 2019. In connection with our expanded sales force, we incurred an increase of $0.4 million in meals, entertainment and travel expenses as well as a $0.2 million increase in recruiting expenses. In addition, we incurred a $0.7 million in higher consulting expenses in connection with our new marketing campaign and sales force strategy. We expect to significantly add to our specialty sales force and payor access teams in 2020 and this would significantly increase our sales and marketing expenses.

Research and Development

R&D expenses increased $0.4 million, or 22%, to $2.5 million for fiscal year 2019 compared to $2.1 million for fiscal year 2018. The increase was due to $0.2 million in higher compensation related costs associated with additional headcount, and a $0.1 million increase in laboratory supplies to help expand our research and development efforts. The primary expenses in R&D include salaries and benefits, clinical trials, facility and lab supplies. We expect these expenses to increase as we continue the development of our non-melanoma skin cancer assays and other new products.

General and Administrative

General and administrative expenses increased $5.4 million, or 152%, to $8.9 million for fiscal year 2019 compared to $3.5 million for fiscal year 2018. The increase was due to $2.3 million of additional legal fees, $1.2 million of additional accounting fees, $0.6 million in additional headcount-related costs and $0.4 million of additional insurance costs. The increase was primarily due to significant costs incurred in association with our Business Combination and costs required to operate as a publicly traded company. We expect to these expenses to continue to increase as we add additional infrastructure such as human resources, information technology and legal resources. Ongoing expenses include salaries and benefits, facility costs, billing and collections, auditing and legal expenses.

Interest Expense, net

Interest expense increased to approximately $2.7 million for fiscal year 2019 compared to approximately $1.1 million for fiscal year 2018. During 2018 through 2019, DermTech Operations issued $9.4 million in convertible promissory notes and the recorded interest expense includes both the stated interest on the notes as well as amortization of debt discount on the notes. As these convertible bridge notes were extinguished in connection with the Business Combination, we do not expect any additional significant interest expense during the next fiscal year.

Other Expense

Other expense of $0.4 million for fiscal year 2019 is related to the change in fair value of the derivative liability from the various reporting periods throughout 2019. As these convertible bridge notes were extinguished in connection with the Business Combination, we do not expect to incur significant other expense during the next fiscal year.

Gain on Debt Extinguishment

Gain on debt extinguishment of $0.9 million for fiscal year 2019 is related to the conversion of our convertible notes in connection with our Business Combination. The net carrying amounts of the convertible notes, including remaining unamortized debt discount and issuance costs, and the bifurcated embedded derivative liability were extinguished on the date of the Business Combination. A gain on debt extinguishment was recognized, which represented the unamortized debt discounts and issuance costs remaining at the time of the debt extinguishment. As these convertible bridge notes were extinguished in connection with the Business Combination, we do not expect to incur other gain during the next fiscal year.

Liquidity and Capital Resources

We have never been profitable and have historically incurred substantial net losses, including net losses of $10.0 million in 2018 and $19.7 million in 2019. As of December 31, 2019, our accumulated deficit was $91.1 million, and we had negative operating cash flow of $17.8 million. In connection with the Business Combination, we completed the 2019 PIPE financing that raised a total of $24.0 million in gross proceeds in addition to the $1.8 million in cash the Company had on hand at the close of the Business Combination. We have historically financed operations through private placement equity offerings and convertible debt offerings.

We expect our losses to continue as a result of costs relating to ongoing R&D expenses and increased sales and marketing costs for existing and planned products. These losses have had, and will continue to have, an adverse effect on our working capital. Because of the numerous risks and uncertainties associated with our commercialization and development efforts, we are unable to predict when we will become profitable, and we may never become profitable. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operation and cash flows.

As of December 31, 2019, our cash and cash equivalents totaled approximately $15.4 million. On February 28, 2020, we entered into a securities purchase agreement with certain institutional investors for a private placement, which closed on March 4, 2020, of our equity securities for aggregate gross proceeds of approximately $65.0 million, and net proceeds to us of approximately $60.0 million, after deducting estimated offering expenses payable by us. Based on our current business operations and the additional financing completed in March 2020, we believe our current cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next twelve months. While we believe we have enough capital to fund anticipated operating costs for at least the next 12 months, we expect to incur significant additional operating losses over at least the next several years. We anticipate that we will raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements and believe this will be sufficient to continue to support our planned operations and to continue developing and commercializing gene expression tests. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments or to take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including:

•	our revenue growth rate and ability to generate cash flows from operating activities;
•	our sales and marketing and R&D activities;
•	effects of competing technological and market developments;
•	costs of and potential delays in product development;
•	changes in regulatory oversight applicable to our tests; and
•	timing of and costs related to future international expansion.

There can be no assurances as to the availability of additional financing or the terms upon which additional financing may be available to us. If we are unable to obtain sufficient funding at acceptable terms, we may be forced to significantly curtail our operations, and the lack of sufficient funding may have a material adverse impact on our ability to continue as a going concern.

Cash Flow Analysis

Fiscal Year Ended December 31, 2019

Net cash used in operating activities for the twelve months ended December 31, 2019 totaled $17.8 million, primarily driven by the $19.7 million net loss offset by non-cash related items, including $2.0 million in amortization of the convertible bridge notes debt discount, $1.3 million in stock-based compensation and $0.4 million in the change in the convertible bridge notes derivative liability, offset by the gain on extinguishment of convertible notes of $0.9 million and a tax payment of $1.6 million related to the release of certain employees’ restricted stock units. In addition, we had $2.0 million of cash inflow through the increase of accounts payables and accrued compensation offset by the cash outflow of $1.0 million related to payments for prepaid insurance.

Net cash used in investing activities totaled $0.2 million for the twelve months ended December 31, 2019, which related predominantly to the purchase of laboratory equipment. As we scale our sales force and the resulting expected increase to assay volume, additional laboratory equipment investment will be needed to install complex automation systems and other genomic testing equipment.

Net cash provided by financing activities totaled $28.6 million for the twelve months ended December 31, 2019, which was predominantly driven by the $25.6 million in net proceeds raised from the Business Combination and related 2019 PIPE financing and issuing $2.6 million in convertible notes. In order to fund future operations, we completed a private placement in March 2020 with certain institutional investors for a private placement of our equity securities for aggregate gross proceeds of approximately $65.0 million, and net proceeds to the Company of approximately $60.0 million, after deducting estimated offering expenses payable by the Company.

Fiscal Year Ended December 31, 2018

Net cash used in operating activities for the twelve months ended December 31, 2018 totaled $7.6 million primarily driven by a $10.0 million net loss offset by non-cash related items, including $1.0 million in amortization of the convertible bridge notes debt discount, $0.9 million in stock-based compensation and $0.4 million in the change in the convertible bridge notes derivative liability. Accounts receivable increased by $0.2 million leading to a cash outflow that was primarily attributable to significant billings of advance payments related to our contract revenue business that was partially offset by the resulting increase in deferred revenue.

Net cash used in investing activities totaled $12,000 for the twelve months ended December 31, 2018, which related to the purchase of laboratory equipment. As we scale our sales force and the resulting expected increase to assay volume, additional laboratory equipment investment will be needed to install complex automation systems and other genomic testing equipment.

Net cash provided by financing activities totaled $11.1 million, which included $4.5 million in Series C Preferred Stock sold by DermTech Operations through a private placement and $6.8 million in convertible bridge notes that were partially offset by $0.2 million in debt issuance costs.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses reported during the period. On an ongoing basis, management evaluates these estimates and judgments, including but not limited to those related to revenue, warrants, stock-based compensation, accounts receivable, expense accruals, convertible debt, the realization of deferred tax assets, and common and preferred stock valuations. Actual results may differ from those estimates.

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. While our significant accounting policies are more fully described in Note 1 of our consolidated financial statements included in this report, we believe that the following accounting policies and judgments are most critical to aid in fully understanding and evaluating our reported financial results based upon the SEC’s defined criteria.

Revenue Recognition

Our revenue is generated from two revenue streams, contract revenue and assay revenue. We account for revenue in accordance with ASC 606. The core principle of ASC 606 is that we recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The ASC 606 revenue recognition model consists of the following five steps: (1) identify the contracts with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Recognize Revenue

The adhesive patch kits are recognized as point in time when shipped to the customer. The RNA extraction and analysis are recognized at a point in time when the extraction process is complete, and the results are sent to the customer. We provide project management service over the life of the contract, providing equal benefit to the customer throughout the life of the project or study. Therefore, the revenue related to project management fees is recognized straight-line over the life of the contract.

(b)	Assay Revenue

We generate revenues from our Pigmented Lesion Assay, or PLA, and Nevome services we provide to healthcare clinicians in various states throughout the United States to assist in a clinician’s diagnosis of melanoma. We provide prescribing clinicians with our adhesive sample collection kits to perform non-invasive skin biopsies of clinically ambiguous pigmented skin lesions on patients. Once the sample is collected by the healthcare clinician, it is returned to our CLIA laboratory for analysis. The patient RNA and deoxyribonucleic acid, or DNA, is extracted from the adhesive patch collection kit and analyzed using gene expression technology to determine if the pigmented skin lesion contains certain genomic features indicative of melanoma. Upon completion of the gene expression analysis, a final report is drafted and provided to the clinicians detailing the results of the pigmented skin lesion indicating whether the sample collected is indicative of melanoma or not. A detailed analysis of payments made to us by private health insurance payors for the assays over several quarters is used to estimate the ultimate receipt of funds for payment of billed amounts. These payments can vary widely from payor to payor and can be halted for routine audits or other reasons.

Contracts

Our customer is the patient. However, we do not enter into a formal reimbursement contract with a patient, as formal reimbursement contracts are more commonly established with insurance payors. Accordingly, we establish a contract with a patient in accordance with other customary business practices.

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

Transaction price

The consideration derived from our contracts is deemed to be variable, though the variability is not explicitly stated in any contract. Rather, the implied variability is due to several factors, such as the amount of contractual adjustments, any patient co-payments, deductibles or patient compliance incentives, the existence of secondary payors and claim denials.

We estimate the amount of variable consideration using the expected value method, which represents the sum of probability-weighted amounts in a range of possible consideration amounts. When estimating the amount of variable consideration, we consider several factors, such as historical collections experience, patient insurance eligibility and payor reimbursement contracts.

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

If a Nevome test service is ordered and completed in conjunction with our PLA service, then we will recognize revenue at a point in time upon the delivery of both the final reports to the physician. The delivery of our Nevome test results is commonly after our PLA results are delivered due to the circumstances of how we process the Nevome test. However, this length in time is determined to not materially impact the final overall revenue recognition timing.

Stock-Based Compensation

Compensation costs associated with stock option awards and other forms of equity compensation are measured at the grant-date fair value of the awards and recognized over the requisite service period of the awards on a straight-line basis.

We grant stock options to purchase common stock to employees with exercise prices equal to the fair market value of the underlying stock, as determined by the board of directors, management, outside valuation experts and subsequent to the completion of the Business Combination, the closing stock price on the date of grant. The board of directors and outside valuation experts determine the fair value of the underlying stock by considering a number of factors, including historical and projected financial results, the risks we faced at the time, the preferences of our debt holders and preferred stockholders, and the lack of liquidity of our common stock that occurred prior to the Business Combination.

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

Restricted stock units, or RSUs, are considered restricted stock. The fair value of restricted stock is equal to the fair market value of the underlying stock, as determined by the board of directors, management, input from outside valuation experts and subsequent to the completion of the Business Combination, the closing stock price on the date of grant. We recognize stock-based compensation expense based on the fair value on a straight-line basis over the requisite service periods of the awards, taking into consideration estimated forfeitures. RSUs that are granted to employees have a requisite service period between two and four years.

Recent accounting pronouncements

See Note 1(r) of our consolidated financial statements for a discussion of the impact of new accounting pronouncements on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from interest rates which could affect our results of operations, financial condition and cash flows. We manage our exposure to this market risk through our regular operating and financing activities.

Interest Rate Risk

We have no cash and cash equivalents that are held in any marketable securities.

Foreign Currency Risk

We have limited revenues from outside the United States and we do not expect to be impacted significantly by foreign currency fluctuations.

Item 8.  Consolidated Financial Statements and Supplementary Data

DERMTECH, INC.

Report of Independent Registered Public Accounting Firm

DermTech, Inc.

San Diego, California

To the Stockholders and Board of Directors

DermTech, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DermTech, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

San Diego, California

March 10, 2020

DERMTECH, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$15,374	$4,753
Accounts receivable, net	680	580
Inventory	35	40
Prepaid expenses and other current assets	1,061	26
Total current assets	17,150	5,399
Property and equipment, net	977	215
Other assets	84	50
Total assets	$18,211	$5,664
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,609	$286
Accrued compensation	1,142	480
Accrued liabilities	218	286
Deferred revenue	1,390	1,552
Deferred underwriting fees	1,363	—
Convertible notes payable, net	—	5,019
Derivative liability	—	2,880
Total current liabilities	5,722	10,503
Notes payable, noncurrent	—	516
Total liabilities	5,722	11,019
Commitments and contingencies
Series A convertible preferred stock, $0.0001 par value per share; 5,000,000 and zero Series A shares authorized as of December 31, 2019 and 2018, respectively; 1,231 and zero shares issued and outstanding at December 31, 2019 and 2018, respectively; $7.6 million and zero liquidation preference at December 31, 2019 and 2018, respectively	—	—
Series C convertible preferred stock, $0.0001 par value per share; zero and 1,626,106 Series C shares authorized as of December 31, 2019 and 2018, respectively; zero and 1,524,122 shares issued and outstanding at December 31, 2019 and 2018, respectively; zero and $14.5 million liquidation preference at December 31, 2019 and 2018, respectively	—	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value per share; 50,000,000 and 15,099,554 shares authorized as of December 31, 2019 and 2018, respectively; 12,344,818 and 4,411,567 shares issued and outstanding at December 31, 2019 and 2018, respectively	1	1
Additional paid-in capital	103,599	66,021
Accumulated deficit	(91,111)	(71,377)
Total stockholders’ equity (deficit)	12,489	(5,355)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$18,211	$5,664

See accompanying notes to consolidated financial statements.

DERMTECH, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Revenues:
Assay revenue	$1,403	$1,281
Contract revenue	1,961	1,161
Total revenues	3,364	2,442
Cost of revenues	3,304	2,627
Gross profit / (loss)	60	(185)
Operating expenses:
Sales and marketing	6,303	2,806
Research and development	2,497	2,054
General and administrative	8,865	3,515
Total operating expenses	17,665	8,375
Loss from operations	(17,605)	(8,560)
Other income (expense), net:
Gain on debt extinguishment	928	—
Interest expense, net	(2,657)	(1,093)
Other expense	(355)	(351)
Total other income (expense), net	(2,084)	(1,444)
Net loss and comprehensive loss	$(19,689)	$(10,004)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	7,005,037	4,410,913
Net loss per common share outstanding, basic and diluted	$(2.81)	$(2.27)

See accompanying notes to consolidated financial statements.

DERMTECH, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Series A convertible preferred stock		Series C convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance, December 31, 2017	—	$—	1,017,583	$—	4,410,841	$1	$60,567	$(61,373)	$(805)
Issuance of Series C preferred stock and common stock warrants at $9.54 per share, net of $0.3 million issuance costs	—	—	506,539	—	—	—	4,537	—	4,537
Issuance of common stock	—	—	—	—	726	—	5	—	5
Stock-based compensation	—	—	—	—	—	—	912	—	912
Net loss	—	—	—	—	—	—	—	(10,004)	(10,004)
Balance, December 31, 2018	—	$—	1,524,122	$—	4,411,567	$1	$66,021	$(71,377)	$(5,355)
Cumulative effect adjustment of accounting method change	—	—	—	—	—	—	—	(45)	(45)
Issuance of common stock	—	—	—	—	726,139	—	934	—	934
Conversion of Series C preferred stock to common stock	—	—	(1,524,122)	—	1,524,122	—	—	—	—
Conversion of convertible notes to common stock	—	—	—	—	2,267,042	—	12,687	—	12,687
Additional paid in capital assumed in Business Combination	—	—	—	—	—	—	420	—	420
Issuance of Series A preferred stock at $3,250 per share	1,231	—	—	—	—	—	4,000	—	4,000
Issuance of common stock at $6.50 per share, net of $0.2 million issuance costs	—	—	—	—	3,076,923	—	19,802	—	19,802
Restricted stock unit release					339,025	—	(1,569)		(1,569)
Stock-based compensation	—	—	—	—	—	—	1,304	—	1,304
Net loss	—	—	—	—	—	—	—	(19,689)	(19,689)
Balance, December 31, 2019	1,231	$—	—	$—	12,344,818	$1	$103,599	$(91,111)	$12,489

See accompanying notes to consolidated financial statements.

DERMTECH, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(19,689)	$(10,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	89	76
Stock-based compensation	1,304	912
Amortization of debt discount and issuance costs	1,983	963
Change in fair value of derivative liability	355	351
Gain on extinguishment of convertible notes	(928)	—
Payment in connection with restricted stock unit release	(1,569)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(100)	(219)
Inventory	5	8
Prepaid expenses and other current assets	(1,069)	60
Accounts payable and accrued compensation	1,337	(145)
Accrued liabilities and deferred revenue	491	393
Net cash used in operating activities	(17,791)	(7,605)
Cash flows from investing activities:
Purchases of property and equipment	(210)	(12)
Net cash used in investing activities	(210)	(12)
Cash flows from financing activities:
Proceeds from convertible notes payable	2,600	6,800
Payments of debt issuance costs	—	(215)
Payments of notes payable	(516)	—
Proceeds from issuance of Series A Convertible Preferred Stock	4,000	—
Proceeds received from close of Business Combination	1,802	—
Proceeds from issuance of common stock	19,802	—
Proceeds from sale of convertible preferred stock and common stock warrants, net of issuance costs	—	4,538
Proceeds from exercise of common stock warrants	5	—
Proceeds from exercise of stock options	929	5
Net cash provided by financing activities	28,622	11,128
Net increase/(decrease) in cash and cash equivalents	10,621	3,511
Cash and cash equivalents, beginning of period	4,753	1,242
Cash and cash equivalents, end of period	$15,374	$4,753
Supplemental cash flow information:
Income taxes paid	$—	$1
Purchases of property and equipment recorded in accounts payable	$641	$—
Non-cash investing and financing activities
Debt discount and derivative liability at issuance of convertible notes payable	$270	$2,529

See accompanying notes to consolidated financial statements.

DERMTECH, INC.

Notes to Consolidated Financial Statements

1. The Company and a Summary of its Significant Accounting Policies

(a)	Nature of Operations

On August 29, 2019, DermTech, Inc., formerly known as Constellation Alpha Capital Corp, (the Company), and DermTech Operations, Inc., formerly known as DermTech, Inc., (DermTech Operations), consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of May 29, 2019, by and among the Company, DT Merger Sub, Inc., a wholly owned subsidiary of the Company (Merger Sub), and DermTech Operations. The Company refers to this agreement, as amended by that certain First Amendment to Agreement and Plan of Merger dated as of August 1, 2019, as the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub merged with and into DermTech Operations, with DermTech Operations surviving as a wholly-owned subsidiary of the Company. The Company refers to this transaction as the Business Combination. In connection with and two days prior to the completion of the Business Combination, the Company domesticated from the British Virgin Islands to Delaware. DermTech Operations changed its name from DermTech, Inc. to DermTech Operations, Inc. shortly before the completion of the Business Combination. On August 29, 2019, immediately following the completion of the Business Combination, the Company changed its name from Constellation Alpha Capital Corp. to DermTech, Inc., and then effected a one-for-two reverse stock split of its common stock (Reverse Stock Split).

The Company is an emerging growth molecular diagnostic company developing and marketing its Clinical Laboratory Improvement Amendments of 1988, (CLIA), laboratory services including molecular pathology tests to facilitate the diagnosis of dermatologic conditions including melanoma. The Company has developed a proprietary, non-invasive technique for sampling the surface layers of the skin using an adhesive patch in order to collect individual biological information for commercial applications in the medical diagnostic field.

(b)	Basis of Presentation, Reverse Stock Split and Going Concern

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, (U.S. GAAP). In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.

The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the one-for-two Stock Split for all periods presented.

The Company has incurred net losses since the Company’s formation and has an accumulated deficit of $91.1 million and a negative operating cash flow of $17.8 million as of December 31, 2019, which previously raised doubts of the Company’s ability to continue as a going concern.

The Company expects to incur significant additional operating losses over at least the next several years. Management intends to pursue additional capital through equity offerings, debt financings, collaborations or licensing arrangements and believes this will be sufficient to provide the Company with the ability to continue to support its planned operations and to continue developing and commercializing gene expression tests. There can be no assurances as to the availability of additional financing or the terms upon which additional financing may be available to the Company. If the Company is unable to obtain sufficient funding at acceptable terms, it may be forced to significantly curtail its operations, and the lack of sufficient funding may have a material adverse impact on the Company’s ability to continue as a going concern.

On February 28, 2020, the Company entered into a securities purchase agreement with certain institutional investors for a private placement of the Company’s equity securities for aggregate gross proceeds of approximately $65.0 million, and net proceeds to the Company of approximately $60.0 million, after deducting estimated offering expenses payable by the Company. The private placement financing closed on March 4, 2020. Following the closing of the private placement financing and in light of the fact that the Company does not have any debt, the Company has evaluated the expected cash requirements for a 12-month period from the issuance date of the consolidated financial statements through March 2021 and believes it will have sufficient cash on hand to fund anticipated operations during this time. The financial statements included in this annual report reflect that our previous going concern position has been alleviated.

(c)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses reported during the period. On an ongoing basis, management evaluates these estimates and judgments, including those related to assay revenue, stock-based compensation, accounts receivable and the realization of deferred tax assets. Actual results may differ from those estimates.

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

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the useful life of the asset. The Company recorded depreciation expense of $0.1 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively. No property or equipment was disposed of during the years ended December 31, 2019 and 2018. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses for the years ended December 31, 2019 and 2018.

(f)	Research and Development

Costs incurred in connection with research and development (R&D) activities are expensed as incurred. R&D expenses consist of (i) employee-related expenses, including salaries, benefits, travel and stock compensation expense; (ii) facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and laboratory and other supplies.

The Company expenses all costs as incurred in connection with patent applications (including direct application fees and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses.

(g)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains $15.1 million in a bank deposit account that is in excess of the $250,000 insurance provided by the Federal Deposit Insurance Corporation in one federally insured financial institution. The Company has not experienced any losses in such accounts.

(h)	Income Taxes

The Company provides for federal and state income taxes on the asset and liability approach which requires deferred tax assets and liabilities to be recognized based on temporary differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year and prior year operating losses, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of December 31, 2019 and 2018.

Current and deferred tax assets and liabilities are recognized based on the tax positions taken or expected to be taken in the Company’s income tax returns. U.S. GAAP requires that the tax benefits of an uncertain tax position can only be recognized when it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authority. Tax benefits related to tax positions that do not meet this criterion are not recognized in the consolidated financial statements.

The Company recognizes interest and penalties related to income tax matters in income tax expense.

(i)	Revenue Recognition

The Company’s revenue is generated from two revenue streams, contract revenue and assay revenue. The Company has changed its method of accounting for revenue as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, and accounts for revenue in accordance with Accounting Standards Codification Topic 606 (ASC 606). The core principle of ASC 606 is that the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The ASC 606 revenue recognition model consists of the following five steps: (1) identify the contracts with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company recognizes revenue from its contract and assay goods and service in accordance with the core principles and key aspects considered by the Company. These considerations are described in detail below, first for Contract Revenue and then for Assay Revenue.

(1)	Contract Revenue

Contract revenue is generated from the sale of laboratory services and adhesive sample collection kits to third party companies through contract research agreements. Laboratory revenues result from providing gene expression tests to facilitate the development of drugs designed to treat dermatologic conditions. The provision of gene expression services may include sample collection using the Company’s patented adhesive patch biopsy devices, assay development for research partners, ribonucleic acid (RNA) isolation, expression, amplification and detection, including data analysis and reporting.

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

Recognize Revenue

An entity should recognize revenue when (or as) it satisfies a performance obligation by transferring a promised good or service to a customer. A good or service is transferred when (or as) the customer obtains control of that good or service. The adhesive patch kits are recognized at a point in time when shipped to the customer. The RNA extraction and analysis are recognized at a point in time when the extraction and analysis process is complete and the results are sent to the customer. The Company provides its project management service over the life of the agreement, providing equal benefit to the customer throughout the life of the project or study. Therefore, the revenue related to the Company’s project management fees is recognized straight-line over the life of the agreement.

Deferred Revenue and Remaining Performance Obligations

The Company records a deferred revenue liability if a customer pays consideration before the Company transfers a good or service to the customer. Deferred revenue primarily represents upfront milestone payments, for which consideration is received prior to goods/services are completed or delivered. Deferred revenue at December 31, 2019 and 2018 was $1.4 million and $1.6 million, respectively.

Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing agreements. For agreements that have an original duration of one year or less, the Company has elected the practical expedient applicable to such agreements and does not disclose the remaining performance obligations at the end of each reporting period and when the Company expects to recognize this revenue. As of December 31, 2019, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed agreements with an original duration of one year or more was approximately $0.7 million. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next two to three years.

(2)	Assay Revenue

The Company generates revenues from its Pigmented Lesion Assay (PLA) and Nevome services it provides to healthcare clinicians in various states throughout the United States to assist in a clinician’s diagnosis of melanoma. The Company provides prescribing clinicians with its adhesive sample collection kits to perform non-invasive skin biopsies of clinically ambiguous pigmented skin lesions on patients. Once the sample is collected by the healthcare clinician, it is returned to the Company’s CLIA laboratory for analysis. The patient RNA and deoxyribonucleic acid (DNA) is extracted from the adhesive patch collection kit and analyzed using gene expression technology to determine if the pigmented skin lesion contains certain genomic features indicative of melanoma. Upon completion of the gene expression analysis, a final report is drafted and provided to the dermatologists detailing the test results for the pigmented skin lesion indicating whether the sample collected is indicative of melanoma or not.

Contracts

The Company’s customer is the patient. However, the Company does not enter into a formal reimbursement agreement with a patient, as formal reimbursement agreements are more commonly established with insurance payors. Accordingly, the Company establishes an agreement with a patient in accordance with other customary business practices.

•	Approval of an agreement is established by the use of the Company’s adhesive patch kit on a patient by an ordering physician, which is then sent to the Company’s central lab for testing.
•

The Company is obligated to perform the Company’s laboratory services upon receipt of a sample from a physician, and the patient and/or applicable payor are obligated to reimburse us for services rendered based on the patient’s insurance benefits.

•	Payment terms are a function of a patient’s existing insurance benefits.
•

Once the Company delivers a patient’s test result to the ordering physician, the Company is legally able to collect payment and bill an insurer and/or patient, depending on payor agreement status or patient insurance benefit status.

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

The consideration derived from the Company’s agreements is deemed to be variable, though the variability is not explicitly stated in any agreement. Rather, the implied variability is due to several factors, such as the amount of contractual adjustments, any patient co-payments, deductibles or patient compliance incentives, the existence of secondary payors and claim denials.

The Company estimates the amount of variable consideration using the expected value method, which represents the sum of probability-weighted amounts in a range of possible consideration amounts. When estimating the amount of variable consideration, the Company considers several factors, such as historical collections experience, patient insurance eligibility and payor reimbursement agreements.

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. In other words, the Company recognizes revenue up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. Revenue recognized from changes in transaction prices was not material for the years ended December 31, 2019 and 2018, respectively.

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

(3)	Disaggregation of Revenue

The following tables present the Company’s revenues disaggregated by revenue source during the years ended December 31, 2019 and 2018, respectively (in thousands):

	Year Ended December 31,
	2019	2018
Assay Revenue
PLA Test	$1,403	$1,281
Contract Revenue
Adhesive Patch kits	476	441
RNA Extractions	626	396
Project Management Fees	336	223
Other	523	101
Total Revenue	$3,364	$2,442
(4)	Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue on the consolidated balance sheets.

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

Deferred revenue balances are presented on the Company’s consolidated balance sheets and were $1.4 million and $1.6 million as of December 31, 2019 and 2018, respectively.

(j)	Accounts Receivable

Contract Accounts Receivable

Contract accounts receivable are recorded at the net invoice value and are not interest bearing. The Company reserves specific receivables if collectability is no longer reasonably assured, and as of December 31, 2019, the Company did not maintain any reserve over contract receivables as they deal with large established credit worthy customers. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company recorded $0.3 million and $0.3 million of contract accounts receivable as of December 31, 2019 and 2018, respectively.

Assay Accounts Receivable

Due to the nature of the Company’s assay revenue, it can take a significant amount of time to collect upon billed PLA services. The Company prepares an analysis on reimbursement collections and data obtained for each financial reporting period to determine the amount of receivables to be recorded relating to PLA services performed in the applicable period. The Company accrues an allowance for doubtful accounts against its accounts receivable when it is probable that an account is not collectible, based on write off history, credit risk of specific accounts, aging analysis and other information available on specific accounts. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Historically, the Company’s bad debt expense has not been significant. Adjustments for implicit price concessions attributable to variable consideration are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for doubtful accounts. The Company recorded $0.5 million and $0.3 million of gross assay accounts receivable as of December 31, 2019 and 2018, respectively. In addition, the Company established an allowance for doubtful accounts of $0.1 million and $0.1 million as of December 31, 2019 and 2018, respectively.

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

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average common shares outstanding during the period. Because there is a net loss attributable to common shareholders during the years ended December 31, 2019 and 2018, the outstanding common stock warrants, stock options, restricted stock units and preferred stock have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share are the same. Diluted net loss per common share for the year ended December 31, 2019 excludes the effect of anti-dilutive equity instruments including 615,385 shares of common stock issuable upon conversion of the Company’s preferred stock, 4,200,497 shares of common stock issuable upon the exercise of outstanding common stock warrants and 443,547 shares of common stock issuable upon the exercise stock options. Diluted net loss per common share for the year ended December 31, 2018 excludes the effect of anti-dilutive equity instruments including 1,524,122 shares of common stock issuable upon conversion of the Company’s preferred stock, 1,177,486 shares of common stock issuable upon the exercise of outstanding warrants and 1,000,618 shares of common stock issuable upon the exercise stock options and release of restricted stock units. The Company did not consider a two-class method of earnings (loss) per share given that the Company’s convertible participating securities do not participate in losses.

(o)	Stock-Based Compensation

Compensation costs associated with stock option awards and other forms of equity compensation are measured at the grant-date fair value of the awards and recognized over the requisite service period of the awards on a straight-line basis.

The Company grants stock options to purchase common stock to employees with exercise prices equal to the fair market value of the underlying stock, as determined by the board of directors, management and outside valuation experts prior to the Business Combination. The board of directors and outside valuation experts determined the fair value of the underlying stock by considering a number of factors, including historical and projected financial results, the risks the Company faced at the time, the preferences of the Company’s debt holders and preferred stockholders, and the lack of liquidity of the Company’s common stock. Subsequent to the close of the Business Combination, the fair market value of stock options is based on the closing stock price on the grant date.

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

Restricted stock units (RSUs), are considered restricted stock. The fair value of restricted stock is equal to the fair market value of the underlying stock, as determined by the board of directors, management and input from outside valuation experts prior to the Business Combination. Subsequent to the close of the Business Combination, the fair market value of RSUs is based on the closing stock price on the grant date. The Company recognizes stock-based compensation expense based on the fair value on a straight-line basis over the requisite service periods of the awards, taking into consideration estimated forfeitures. RSUs that are granted to employees have a requisite service period between two and four years.

The fair value of each option for employees was estimated on the date of grant using the following assumptions:

Year Ended December 31,
	2019	2018
Assumed risk-free interest rate	1.68% - 2.50%	2.46% - 3.00%
Assumed volatility	72.30% - 73.50%	72.30% - 78.25%
Expected option term	6.02 - 6.08 years	5.76 - 6.04 years
Expected dividend yield	—	—

The Company recorded stock-based compensation expense for employee options, RSUs, common stock warrants, and consultant options of $1.3 million and $0.9 million for the years ended December 31, 2019 and 2018. The total compensation cost related to non-vested awards not yet recognized at December 31, 2019 was $0.4 million, which is expected to be recognized on a straight-line basis over a weighted average term of 2.07 years.

(p)	Derivative Liability

From time-to-time, the Company may issue convertible notes that contain embedded features that require derivative accounting including the determination of the fair value of the financial instruments at the execution of the contract and the change in such fair values through each reporting period until such time the liability is extinguished. The Company’s convertible notes, as further discussed in Note 3, had embedded derivatives that required bifurcation from the host instrument.

(q)	Fair Value Measurements

The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the Company’s fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no other assets or liabilities that were measured at fair value on a recurring basis as of December 31, 2019. The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

Fair Value Measurements at Reporting Date Using

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative liability	$—	$—	$2,880	$2,880
Total liabilities	$—	$—	$2,880	$2,880

The fair value of the derivative liability was determined based on a probability weighted valuation model of the various embedded features of the Company’s outstanding convertible debt. The fair value is subjective and is affected by changes in inputs to the valuation model including management’s assumptions regarding estimates of timing and the probability of each embedded conversion feature occurring. An initial fair value valuation was performed at each date of issuance of the outstanding convertible debt and subsequently remeasured as of August 29, 2019, which was the date the convertible debt converted to common stock and eliminated the derivative liability. The accumulated change in fair value between measurement dates was determined to be a $0.4 million loss for the year ended December 31, 2019, which was recognized as Other expense within the consolidated Statement of Operations and Comprehensive Loss. Changes in these assumptions can materially affect the fair value.

There were no other assets or liabilities that were measured at fair value on a recurring basis as of December 31, 2019 and 2018. The Company believes the carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these accounts.

(r)	Accounting Pronouncement Recently Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which will supersede virtually all existing revenue guidance. Under this standard, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This standard should be applied retrospectively either to each prior reporting period presented in the consolidated financial statements, or only to the most current reporting period presented in the consolidated financial statements with a cumulative effect adjustment recorded in retained earnings. This new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted.

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

(s)	Accounting Pronouncements Issued But Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets, and to recognize on the income statement the expenses in a manner similar to current practice. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, which improves the clarity of the new lease standard and corrects unintended application of the guidance. In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors, which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. In March 2019, the FASB issued ASU 2019-01, Lease (Topic 842): Codification Improvements, which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing essential information about leasing transactions. Per ASU 2019-10, this new standard is effective for interim and annual periods of smaller reporting companies beginning January 1, 2021 and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In June 2019, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting, which simplifies accounting for nonemployee share-based payment transactions to now include share-based payment transactions for acquiring goods and services from nonemployees. This new standard is effective for interim and annual periods beginning December 15, 2019 and early adoption is permitted. We will adopt this guidance on January 1, 2020, and we do not anticipate it will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modified the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. This new standard is effective for interim and annual periods beginning December 15, 2019 and early adoption is permitted. We will adopt this guidance on January 1, 2020, and we do not anticipate it will have a material impact on our consolidated financial statements.

2. Balance Sheet Details

Consolidated balance sheet details are as follows (in thousands):

	December 31, 2019	December 31, 2018
Prepaid expenses and other current assets:
Prepaid insurance	$951	$2
Prepaid trade shows	85	19
Other current assets	25	5
Total prepaid expenses and other current assets	$1,061	$26
Property and equipment, gross:
Laboratory equipment	$1,135	$314
Computer equipment	15	3
Furniture and fixtures	34	34
Leasehold improvements	32	14
Total property and equipment, gross	1,216	365
Less accumulated depreciation	(239)	(150)
Total property and equipment, net	$977	$215

	December 31, 2019	December 31, 2018
Accrued liabilities:
Accrued consulting services	$37	$23
Accrued interest	—	164
Accrued printing fees	55	—
Deferred rent	88	85
Other accrued expenses	38	14
Total accrued liabilities	$218	$286
Accrued compensation:
Accrued paid time off	$309	$234
Accrued bonus and deferred compensation	465	246
Accrued severance	368	—
Total accrued compensation	$1,142	$480

3. Debt

Wilson, Sonsini, Goodrich & Rosati Note

On January 7, 2016, DermTech Operations converted $0.6 million of its accounts payable due to Wilson, Sonsini, Goodrich & Rosati (DermTech Operations’ general legal counsel) into a three-year promissory note bearing 3% interest and maturing on January 7, 2019, or earlier under certain circumstances. There were no principal payments due until the note reached maturity. On October 25, 2017, DermTech Operations amended and restated its promissory note with Wilson, Sonsini, Goodrich & Rosati by paying down $0.1 million on the principal balance of the note while extending its maturity date to January 7, 2020, or earlier under certain circumstances, at a continued interest rate of 3%. The Company recorded $11,000 and $15,000 of interest expense relating to this note payable during the years ended December 31, 2019 and 2018, respectively. On September 16, 2019, the Company paid all outstanding principal and accrued interest in the amount of $0.6 million on this note payable.

2018 Convertible Bridge Notes

From August to November 2018, DermTech Operations issued $6.8 million aggregate principal amount of convertible bridge notes (2018 Bridge Notes), resulting in $6.6 million in net proceeds. The 2018 Bridge Notes carried a 10% interest rate and matured on March 31, 2019. Since the 2018 Bridge Notes were not paid or converted by March 31, 2019, the interest rate increased to 15%.

The 2018 Bridge Notes were subject to automatic conversion into equity securities of DermTech Operations at the closing of a single capital raising transaction or series of related capital raising transactions in which DermTech Operations issued equity securities with aggregate gross proceeds to DermTech Operations of at least $20 million (Qualified Financing) that occurred on or prior to the maturity date. Upon automatic conversion of these 2018 Bridge Notes, the note holders were entitled to receive shares of DermTech Operations’ equity securities equal to the quotient obtained by dividing the unpaid principal amount of these 2018 Bridge Notes plus interest accrued but unpaid by the lesser of:

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

In addition, the note holders could have elected to convert at any time all of the outstanding principal balance under these 2018 Bridge Notes, together with any accrued but unpaid interest, into shares of the DermTech Operations’ Series C Preferred Stock (Optional Conversion). Upon Optional Conversion of these notes, the note holders were entitled to receive a number of shares of DermTech Operations’ Series C Preferred Stock equal to the quotient obtained by dividing the unpaid principal amount of these notes plus interest accrued but unpaid by $9.54, subject to adjustment upon certain events. The note holders would have also received common stock warrants, in substantially the same form as the common stock warrants issued to any purchasers of DermTech Operations’ Convertible Series C Preferred Stock.

In the event of a Change of Control (as defined in the 2018 Bridge Note agreements) transaction prior to the payment in full or conversion of these 2018 Bridge Notes, then the note holders could have elected to either:

1)	effect the Optional Conversion feature, as discussed above, or
2)

demand payment of the outstanding principal amount and the current accrued but unpaid interest of these 2018 Bridge Notes (Base Amount) plus an amount equal to the Base Amount multiplied by a specified percentage.

Several of the embedded features of the 2018 Bridge Notes were identified as meeting the criteria of a derivative and ultimately bifurcated from the host contract. DermTech Operations accounted for this by separating the derivative component of the 2018 Bridge Notes as a derivative liability on the consolidated balance sheet. DermTech Operations assigned a value to the debt component of the 2018 Bridge Notes equal to the difference between the estimated fair value of the 2018 Bridge Notes with and without the conversion features, which resulted in DermTech Operations recording the 2018 Bridge Notes at a discount. The total debt discount amount as of the respective date of issuance of the 2018 Bridge Notes was determined to be $2.5 million. DermTech Operations amortized the debt discount over the contractual life (i.e., March 31, 2019) of the 2018 Bridge Notes as additional non-cash interest expense utilizing the effective interest method. At each financial reporting period, DermTech Operations remeasured the fair value of the embedded features bifurcated from the 2018 Bridge Notes (i.e., the derivative liability) and changes in the fair value are recognized in earnings. Losses relating to the change in fair value of the derivative liability recognized as other expense on the Statement of Operations were $0.4 million for both the years ended December 31, 2019 and 2018.

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

In addition, immediately prior to the consummation of a DermTech Operations merger with or into the Company or any of its subsidiaries substantially on the terms contemplated as of the date of the amendment to the outstanding convertible notes on or before September 24, 2019 (a Qualifying Merger), the outstanding principal amount of and all accrued but unpaid interest on each of the convertible notes would automatically be converted into shares of the DermTech Operations’ common stock at a price per share equal to 70% of the Merger Consideration. For purposes of the preceding sentence, the “Merger Consideration” means (i) the lesser of $6.46 and (ii) the offering price per share of the private investment in public equity (PIPE) transaction to be consummated concurrently with the consummation of the Qualifying Merger multiplied by the Conversion Ratio. For the purposes of the preceding sentence, the “Conversion Ratio” means the quotient resulting from dividing 8,000,000 by the number of fully diluted shares of the Company as of immediately after the conversion of the notes.

This new embedded Qualifying Merger feature of the 2018 Bridge Notes was identified as meeting the criteria of a derivative and ultimately bifurcated from the host contract with the previously identified embedded features that met the criteria of being a derivative. In addition, this amendment was accounted for as a debt modification of the existing 2018 Bridge Notes.

2019 Convertible Bridge Notes

Between June 5th and June 10th, 2019, DermTech Operations issued additional convertible bridge notes (the 2019 Bridge Notes) to existing investors for aggregate gross proceeds of $2.6 million. These convertible bridge notes carried an interest rate of 10% and matured after the earliest to occur of: (i) September 25, 2019; (ii) the occurrence of an Event of Default; (iii) the consummation of a liquidation or dissolution of DermTech Operations; (iv) a Liquidation Transaction; or (v) the consummation of a merger of DermTech Operations with Merger Sub, a subsidiary of the Company, in accordance with the Merger Agreement.

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

In addition to the Qualifying Merger feature, the 2019 Bridge Notes were issued with the same embedded features as the 2018 Bridge Notes, as discussed above, prior to the May 23, 2019 amendment. Several of the embedded features of the 2019 Bridge Notes were identified as meeting the criteria of a derivative and ultimately bifurcated from the host contract. DermTech Operations accounted for this by separating the derivative component of the 2019 Bridge Notes as a derivative liability on the consolidated balance sheet. The Company assigned a value to the debt component of the 2019 Bridge Notes equal to the difference between the estimated fair value of the 2019 Bridge Notes with and without the conversion features, which resulted in DermTech Operations recording the 2019 Bridge Notes at a discount. The total debt discount amount as of the respective date of issuance of the 2019 Bridge Notes was determined to be $0.3 million. DermTech Operations amortized the debt discount over the contractual life (i.e., September 25, 2019) of the 2019 Bridge Notes as additional non-cash interest expense utilizing the effective interest method. At each financial reporting period, DermTech Operations remeasured the fair value of the embedded features bifurcated from the 2019 Bridge Notes (i.e., the derivative liability) and changes in the fair value were recognized in earnings. For the years ended December 31, 2019 and 2018, the Company recognized losses of $14,000 and $0, respectively, on the change in fair value of the derivative liability recognized as other expense on the consolidated Statement of Operations and Comprehensive Loss.

Exchange of Convertible Debt for Common Shares

On August 29, 2019, immediately prior to the completion of the Business Combination, all unpaid principal and interest on the 2019 Bridge Notes and the 2018 Bridge Notes (collectively, the Bridge Notes) was converted into 2,267,042 common shares of DermTech Operations.

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

The following table summarizes information about the liability components the Company’s 2018 Bridge Notes (in thousands):

2018 Bridge Notes	December 31, 2019	December 31, 2018
Principal amount outstanding	$—	$6,800
Unamortized discount and issuance costs	—	(1,781)
Total current convertible notes payable, net	$—	$5,019

There was no liability balance for the Company’s 2019 Bridge Notes as of December 31, 2019 and 2018.

4. Stockholders’ Equity

(a)	Classes of Stock

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

(b)	Series C Convertible Preferred Stock Financing

In an effort to raise additional capital, DermTech Operations conducted a Series C Convertible Preferred Stock private offering in August of 2016 for a total offering amount of $15 million at a price per share of $9.54. During 2017, 559,849 shares of Series C Convertible Preferred Stock were issued for gross cash proceeds of $5.3 million, reduced by issuance costs of $0.4 million. In addition, 102,740 common stock warrants were issued with this offering, exclusive of compensatory warrants issued to the placement agent. During 2018, 506,539 shares of Series C Convertible Preferred Stock were issued for gross cash proceeds of $4.8 million, reduced by issuance costs of $0.3 million.

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

(c)	Series A Convertible Preferred Stock Issued in Connection with PIPE Financing

In connection with the PIPE transaction and on August 29, 2019, immediately following the completion of the Business Combination, the Company filed a Certificate of Designation of Preferences, Rights and Limitations for the Company’s Series A Convertible Preferred Stock. An aggregate of 1,231 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $4.0 million was issued to certain accredited investors in lieu of common stock where the investor elected to receive shares that would not be convertible to common stock if the conversion would result in the holder beneficially owning more than 9.99% of the Company’s then-outstanding shares of common stock.

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

Redemption

Series A Convertible Preferred Stock does not contain any mandatory redemption features. The Company’s convertible preferred stock has been classified as temporary equity in the accompanying consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in beneficial ownership events outside of the Company’s control. The Company has determined not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such events would occur.

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

In connection with the modifications, the incremental fair value of certain unvested stock option grants were measured at the date of the modification. For any options in which the fair value immediately after the modification was lower than the fair value immediately prior to the modification, no additional compensation expense was recognized. For options in which the fair value increased as a result of the modification and the award was not fully vested, the incremental fair value is being recognized as an expense over the remaining service period. For options that were modified and became fully vested as a result of the accelerated vesting, the Company recognized an expense for the remaining unrecognized grant date fair value. As a result of the accelerated vesting, the Company recognized stock-based compensation expense of $0.4 million related to this modification.

(e)	Warrants

Public Warrants

The Company previously issued 14,936,250 warrants to purchase common stock in a public offering and a private placement which were each consummated on June 23, 2017 (the Public Warrants). The Public Warrants have a five year life from the date the Business Combination was consummated and every four Public Warrants entitle the holder to purchase one share at an exercise price of $23.00 per whole share (as adjusted for the Reverse Stock Split). Outstanding Public Warrants totaled 14,936,250 at both December 31, 2019 and 2018.

Series C Warrants

In connection with DermTech Operations’ Series C Preferred Stock financing, investors that purchased at least $1 million of Series C Convertible Preferred Stock in a single closing received a three-year warrant to purchase common shares at an exercise price of $9.54 in the amount equal to 20% of shares of Series C Preferred Stock purchased. Outstanding Series C warrants totaled 202,897 and 292,119 at December 31, 2019 and 2018, respectively.

Placement Agent Warrants

In connection with several of DermTech Operations’ financings that took place between 2015 and 2018, DermTech Operations engaged a registered placement agent to assist in marketing and selling of common and preferred units. From 2015 to 2016, 168,522 seven-year warrants were issued to purchase one common share at an exercise price of $8.68. From 2016 to 2018, 72,695 seven-year warrants were issued to purchase one common share at an exercise price of $9.54. Outstanding placement agent warrants totaled 241,217 at both December 31, 2019 and 2018.

(f)	Stock-Based Compensation

In connection with the Business Combination, the Company adopted DermTech Operations’ Amended and Restated 2010 Stock Option Plan (the Plan), which provides for the granting of incentive and non-statutory stock options and restricted stock purchase rights and bonus awards. Under the Plan, incentive and non-statutory stock options may be granted at not less than 100% of the fair market value of the Company’s common stock on the date of grant. For incentive stock options granted to a ten percent shareholder under the Plan, the exercise price shall not be less than 110% of the fair market value of a share of stock on the effective date of grant. DermTech Operations initially reserved 1.0 million shares of common stock for issuance to its employees, non-employee directors and consultants. The Plan includes a provision which annually increases the amount of common stock reserved for issuance under the Plan. The reserved shares for issuance increased by 203,263 and 255,415 shares for the years ended December 31, 2019 and 2018, respectively. The contractual term of options granted under the Plan is ten years. Vesting provisions vary based on the specific terms of the individual option awards. 0.1 million and 0.5 million options remain available for future grant under the Plan as of December 31, 2019 and 2018, respectively.

The following table summarizes stock option transactions for the year ended December 31, 2019:

	Total options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	481,760	$3.20	7.44	$757
Granted	109,215	3.98
Exercised	(726)	6.94
Forfeited	(55,198)	4.10
Outstanding at December 31, 2018	535,051	$3.25	6.86	$8
Granted	662,470	1.45
Exercised	(725,719)	1.28
Forfeited	(28,255)	2.63
Outstanding at December 31, 2019	443,547	$3.84	7.80	$3,796
Options vested and expected to vest as of December 31, 2019	431,220	3.89	7.76	3,669
Options exercisable as of December 31, 2019	354,028	3.86	7.38	3,023

The following table summarizes RSU transactions for the year ended December 31, 2019:

	Total RSUs	Weighted average grant date fair value per share
Outstanding at December 31, 2017	242,574	$4.32
Granted	228,015	3.98
Forfeited	(5,022)	4.32
Outstanding at December 31, 2018	465,567	$4.15
Released	(339,025)	4.16
Forfeited	(126,542)	4.11
Outstanding at December 31, 2019	—	$—
RSUs vested and expected to vest as of December 31, 2019	—	—
RSUs vested, but not yet issued as of December 31, 2019	—	—

Management Warrants

Warrants to purchase DermTech Operations common stock were issued to executive officers of DermTech Operations in lieu of issuing certain stock options (the Management Warrants). The Management Warrants were assumed by the Company in connection with the Business Combination. The Management Warrants have a ten year life and are exercisable for Company common stock at $1.08 per common share. The Management Warrants vest monthly over a four-year period. Outstanding Management Warrants totaled 22,320 at December 31, 2019 and 2018.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019	December 31, 2018
Warrants to purchase common stock	466	1,177
Public Warrants to purchase common stock*	3,734	3,734
Stock options issued and outstanding	444	535
Restricted stock units issued and outstanding	—	466
Authorized for future option grants	143	689
Total common stock reserved for future issuance	4,787	6,601

*	Public Warrants are presented as four Public Warrants are needed to purchase one share of common stock.

5. Income Taxes

The Company has reported net losses since inception and therefore, the minimum provision for state income taxes has been recorded. The following table provides a reconciliation between income taxes computed at the federal statutory rate of 21% at both December 31, 2019 and 2018, respectively, and the Company’s provision for income taxes.

	Year ended December 31
	2019	2018
Income tax at statutory rate	21.0%	21.0%
Permanent items	(0.8)	(1.2)
Tax credits	0.2	0.7
Valuation allowance (decrease) increase	(20.4)	(20.5)
Income tax expense	—%	—%

Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes as of December 31 are shown below (in thousands):

	2019	2018
Deferred tax assets:
Net operating loss	$20,336	$15,431
Research and development credits	1,400	1,473
Depreciation and amortization	33	112
Stock based compensation	119	114
Derivative liability	—	735
Accruals and other	194	86
	22,082	17,951
Less valuation allowance	(22,082)	(17,523)
Total deferred tax assets	—	428
Deferred tax liabilities:
Debt discount	—	(428)
Net deferred tax assets	$—	$—

The Company has established a valuation allowance to offset the deferred tax assets as realization of such assets is not likely.

At December 31, 2019 and 2018, the Company had federal tax net operating loss (NOL) carryforwards of approximately $79.4 million and $59.4 million, respectively, as well as state tax net operating loss carryforwards at December 31, 2019 and 2018 of approximately $53.4 million and $45.6 million, respectively. The Company also had federal income tax research and development and other tax credit carryforwards at December 31, 2019 and 2018 of approximately $0.8 million and $0.7 million, respectively, and state income tax research and development and other tax credits totaling $0.8 million and $0.9 million at December 31, 2019 and 2018, respectively. The federal tax loss carryforwards will begin to expire in 2019, while the state tax loss carryforwards will begin to expire in 2028. The federal credit carryforwards will begin to expire in 2021 and the state credit carryforwards do not expire.

The utilization of NOL and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (IRC), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has not completed a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. If an ownership change has occurred, the Company’s ability to use its NOL or tax credit carryforwards may be restricted, which could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.

The Company conducts intensive research and experimentation activities, generating research tax credits for federal and state purposes under IRC Section 41. The Company has not performed a formal study validating these credits claimed in the tax returns. Once a study is prepared, the amount of R&D, tax credits available could vary from what was originally claimed on the tax returns.

During 2018 and 2019, DermTech Operations issued convertible bridge notes that required bifurcation of embedded derivatives for financial statement purposes. As such deferred taxes were established for both the host instrument and the bifurcated embedded derivatives. Although the deferred tax balances offset at issuance, they will differ as the bifurcated embedded derivatives will be marked to fair value on an ongoing basis while the debt discount will be accounted for under the effective interest method. During 2019, all outstanding convertible bridge notes converted into equity that eliminated the debt discounts associated with the convertible bridge notes.

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

6. Commitments and Contingencies

Operating Leases

In January 2013, DermTech Operations entered into a non-cancelable lease agreement for its operating facilities. In January 2014, DermTech Operations signed an amendment to the lease to extend the term through January 2017. In November 2016, DermTech Operations signed a second amendment to the lease to extend the term through March 2022. In August 2019, DermTech Operations signed a third amendment to the lease to add additional space, and in September 2019, the Company signed a fourth amendment to the lease to add additional space. In connection with the Business Combination, the Company assumed all obligations under the lease, as amended, from DermTech Operations. The Company records rent expense on a straight line basis over the life of the lease and the difference between the average rent expense and cash payments for rent is recorded as deferred rent and is included in accrued liabilities on the consolidated balance sheet. Rent and associated common area maintenance expense totaled $0.7 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively.

Future minimum operating lease payments for the operating facilities as of December 31, 2019 were (in thousands):

2020	$683
2021	703
2022	180
Total future minimum lease payments	$1,566

Deferred Underwriting Fees

In connection with the execution of the Merger Agreement, the Company, DermTech Operations and Cowen and Company, LLC (Cowen) entered into a letter agreement, dated May 29, 2019, (the Deferred Underwriting Fee Assignment Agreement), pursuant to which the Company agreed to assign to DermTech Operations, and DermTech Operations agreed to assume, the Company’s obligations under the Underwriting Agreement, dated as of June 19, 2017 (the Underwriting Agreement), by and among the Company and Cowen. On September 4, 2019, the Company, DermTech Operations and Cowen amended the Deferred Underwriting Fee Assignment Agreement, pursuant to which the Company paid Cowen $0.8 million for the reduction of the balance owed by the Company to Cowen under the Underwriting Agreement to $1.4 million.

Pursuant to the terms of the Deferred Underwriting Fee Assignment Agreement, as amended, if the Company raises at least $15.0 million in proceeds received from equity financings consummated prior to the one-year anniversary of the Business Combination, excluding the proceeds received from any financing consummated prior to or simultaneous with the Business Combination, then the Company will pay to the underwriters $1.4 million within one week of the one-year anniversary of the Business Combination. If the Company fails to raise such funds by the one-year anniversary of the Business Combination, then then Company will pay to the Underwriters $0.7 million within one week of the one-year anniversary of the Business Combination, and Cowen will have the option to extend the Company’s payment deadline for the remaining balance of $0.7 million or receive $0.7 million in value of the Company’s common stock (the Equity Payment) based on the then fair market value of the Company’s common stock. The Company’s payment to the Underwriters of $1.4 million, or its payment of $0.7 million plus the Equity Payment, in either case, shall satisfy the Company’s obligation to pay Cowen the deferred underwriting fees in full, and no further payment of any kind shall be required of the Company in connection with the deferred underwriting fees.

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

9. Related Party Transactions

During 2019, the Company engaged EVERSANA Life Science Services, LLC, or EVERSANA, to provide certain marketing services to the Company. Leana Wood, the spouse of Todd Wood, the Company’s Chief Commercial Offer, is an employee of EVERSANA. The Company incurred $0.4 million and $0 in costs for the year ended December 31, 2019 and 2018, respectively.

On October 1, 2019, we entered into a consulting agreement with Michael Dobak pursuant to which we will compensate Michael Dobak, in an amount not to exceed $100,000, for certain public relations and marketing services. Michael Dobak is the brother of Dr. John Dobak, the Company’s Chief Executive Officer. The Company incurred $20,000 and $0 in costs for the year ended December 31, 2019 and 2018, respectively.

There were no other related party transactions identified in 2019 or 2018.

10. Subsequent Events

Headquarters Lease Amendment

On February 5, 2020 the Company entered into a fifth amendment with HCP Torrey Pines, LLC to expand the size of their existing premises by approximately 13,300 square feet from approximately 15,355 square feet to approximately 28,655 square feet. The amendment provides that base rent for the new premises will be $0.1 million per month that will increase slightly each year after the delivery of the new premises. Additionally, the amendment increased the security deposit under the existing lease agreement by $0.1 million from $0.1 million to $0.2 million. The amendment also provides the right to perform improvements in the Company’s existing premises and the new premises, subject to certain conditions and procedures. The Company is entitled to a tenant improvement allowance for certain costs incurred while performing these improvements in the amount of $0.3 million, which amount may be increased by up to $0.1 million at our election and subject to a corresponding increase in rent. This lease amendment is not reflected in the operating lease section of Note 6 above as it occurred after December 31, 2019.

2020 Private Placement

On February 28, 2020, the Company entered into a securities purchase agreement, or the Purchase Agreement, with certain institutional investors for a private placement of the Company’s equity securities, or the Private Placement. Cowen and Company, LLC served as lead placement agent for the Private Placement, with William Blair & Company, L.L.C. acting as joint placement agent. Lake Street Capital Markets, LLC acted as co-placement agent.

The Private Placement consisted of 2,467,724 shares of common stock at a price of $10.50 per share, 3,198.9419 shares of Series B-1 Convertible Preferred Stock at a price of $10,500 per share, and 523.8094 shares of Series B-2 Convertible Preferred Stock at a price of $10,500 per share, for aggregate gross proceeds of approximately $65.0 million, and net proceeds to the Company of approximately $60.0 million, after deducting estimated offering expenses payable by the Company.

The Company considered subsequent events through March 10, 2020, the date the consolidated financial statements were available to be issued.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934 (the Exchange Act), our management, including our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a‑15(e) under the Exchange Act.

Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a‑15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2020 Annual Meeting of Stockholders: “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Code of Conduct and Ethics.”

Item 11.  Executive Compensation

The information required under this item is incorporated by reference to the following section of our proxy statement for our 2020 Annual Meeting of Stockholders: “Executive Officer and Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2020 Annual Meeting of Stockholders: “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2020 Annual Meeting of Stockholders: “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance.”

Item 14.  Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the following section of our proxy statement for our 2020 Annual Meeting of Stockholders: “Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10‑K:
(1)	Financial Statements (see “Consolidated Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).
(2)

Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto).

(3)	Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
2.1

Agreement and Plan of Merger, dated as of May  29, 2019, by and among the Company, DermTech Operations, Inc. and DT Merger Sub, Inc., as amended, included as Annex A to the proxy statement/prospectus/information statement forming a part of the referenced filing.

			S-4/A	8/7/2019	333-232181
2.2	First Amendment to Agreement and Plan of Merger, dated as of August 1, 2019, by and among the Company, DermTech Operations, Inc. and DT Merger Sub, Inc.		S-4/A	8/2/2019	333-232181
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended	X
3.2	Bylaws of the Company.	X
4.1	Specimen Warrant Certificate of the Company		S-1/A	6/9/2017	333-218093
4.2	Warrant Agreement, dated June 19, 2017, between the Company and Continental Stock Transfer & Trust Company		8-K	6/23/2017	001-38118
4.3*	Form of Management Warrant		8-K	9/5/2019	001-38118
4.4	Form of Series C Warrant		8-K	9/5/2019	001-38118
4.5	Form of Placement Agent Warrant		8-K	9/5/2019	001-38118
4.6	Form of 2020 Placement Agent Warrant		S-1/A	2/6/2020	333-235780
4.7	Description of the Company’s securities	X
10.1	Registration Rights Agreement by and among the Company, certain stockholders of the Company and certain stockholders of DermTech Operations, Inc.		8-K	9/5/2019	001-38118
10.2	Amended and Restated Subscription Agreement, dated August 1, 2019, between the Company and Farallon Capital (AM) Investors, L.P.		S-4/A	8/2/2019	333-232181
10.3	Amended and Restated Subscription Agreement, dated August 1, 2019, between the Company and Farallon Capital F5 Master I, L.P.		S-4/A	8/2/2019	333-232181
10.4	Amended and Restated Subscription Agreement, dated August 1, 2019, between the Company and Farallon Capital Institutional Partners, L.P.		S-4/A	8/2/2019	333-232181
10.5	Amended and Restated Subscription Agreement, dated August 1, 2019, between the Company and Farallon Capital Institutional Partners II, L.P.		S-4/A	8/2/2019	333-232181

10.6	Amended and Restated Subscription Agreement, dated August 1, 2019, between the Company and Farallon Capital Institutional Partners III, L.P.	S-4/A	8/2/2019	333-232181
10.7	Amended and Restated Subscription Agreement, dated August 1, 2019, between the Company and Farallon Capital Offshore Investors II, L.P.	S-4/A	8/2/2019	333-232181
10.8	Amended and Restated Subscription Agreement, dated August 1, 2019, between the Company and Farallon Capital Partners, L.P.	S-4/A	8/2/2019	333-232181
10.9	Amended and Restated Subscription Agreement, dated August 1, 2019, between the Company and Four Crossings Institutional Partners V, L.P.	S-4/A	8/2/2019	333-232181
10.10	Subscription Agreement, dated May 22, 2019, between the Company and Victory RS Science and Technology Fund	S-4/A	8/2/2019	333-232181
10.11	Subscription Agreement, dated May 22, 2019, between the Company and The Irwin Mark and Joan Klein Jacobs Family Trust UA DTD 6/20/80	S-4/A	8/2/2019	333-232181
10.12	Subscription Agreement, dated May 23, 2019, between the Company and Jacobs Investment Company LLC	S-4/A	8/2/2019	333-232181
10.13	Subscription Agreement, dated May 23, 2019, between the Company and RTW Master Fund, Ltd. and RTW Innovation Master Fund, Ltd.	S-4/A	8/2/2019	333-232181
10.14	Omnibus Common Share Subscription Agreement Amendment, dated as of August 1, 2019, by and among the Company and the Common Share Purchasers	S-4/A	8/2/2019	333-232181
10.15	Subscription Agreement, dated August 1, 2019, between the Company and HLM Venture Partners IV, L.P.	S-4/A	8/2/2019	333-232181
10.16	Letter Agreement, dated June 19, 2017, by and among the Company, Centripetal, LLC, and certain former directors and officers of the Company	8-K	6/23/2017	001-38118
10.17	Amendment No. 1 to Letter Agreement, dated August 28, 2019 by and among the Company, Centripetal, LLC, and certain former directors and officers of the Company	10-Q	11/7/2019	001-38118
10.18	Amended and Restated Unit Purchase Agreement, dated June 2017, between the Company and Cowen Investments LLC	S-1/A	6/14/2017	333-218093
10.19*	Employment Agreement, dated June 26, 2012, between DermTech Operations and John Dobak	S-4	6/18/2019	333-232181
10.20*	Amendment to Employment Agreement, dated February 28, 2014, between DermTech Operations and John Dobak	S-4	6/18/2019	333-232181
10.21*	Offer of Employment Letter, dated March 5, 2015, from DermTech, Inc. to Zuxu Yao	S-4	6/18/2019	333-232181
10.22*	Offer of Employment Letter, dated October 1, 2015, from DermTech Operations to Burkhard Jansen	S-4	6/18/2019	333-232181
10.23*	Offer of Employment Letter, dated December 7, 2018, from DermTech Operations to Todd Wood	S-4	6/18/2019	333-232181
10.24*	Offer of Employment Letter, dated August 14, 2019, from the Company to Kevin Sun	8-K	9/17/2019	001-38118

10.25	Amendment Number 1 to Deferred Underwriting Fee Assignment Agreement, dated September 4, 2019, by and among the Company, DermTech Operations and Cowen and Company, LLC		8-K	9/5/2019	001-38118
10.26	Standard Multi-Tenant Officer Lease–Net and Addendum to Lease, dated January 25, 2013, by and between DermTech Operations and AG/Touchstone TP, LLC		8-K	9/5/2019	001-38118
10.27	First Amendment to Standard Rental Lease, Storage Lease and Signage to Expand and Extend Term, dated January 30, 2014, by and between DermTech Operations and AG/Touchstone TP, LLC		8-K	9/5/2019	001-38118
10.28	Assignment, Consent to Assignment, and Second Amendment to Standard Multi-Lease–Net, dated November 21, 2016, by and between DermTech Operations and AG/Touchstone TP, LLC		8-K	9/5/2019	001-38118
10.29	Third Amendment to Lease, dated August 6, 2019, by and between DermTech Operations and HCP Torrey Pines, LLC		8-K	9/5/2019	001-38118
10.30	Fourth Amendment to Lease, dated as of September 10, 2019, by and between the Company and HCP Torrey Pines, LLC		8-K	9/23/2019	001-38118
10.31	Fifth Amendment to Lease and Signage Lease, dated February 5, 2020, by and between the Company and HCP Torrey Pines, LLC		S-1/A	2/6/2020	333-235780
10.32*	Amended and Restated 2010 Stock Plan of the Company, included as Annex E to the proxy statement/prospectus/information statement forming a part of the referenced filing		S-4/A	8/7/2019	333-232181
10.33*	Form of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2010 Stock Plan of the Company		S-1	1/3/2020	333-235780
10.34*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the Amended and Restated 2010 Stock Plan of the Company		S-1	1/3/2020	333-235780
10.35*	2020 Form of Stock Option Agreement and Forms of Stock Option Grant Notice under Amended and Restated 2010 Stock Plan		8-K	1/21/2020	001-38118
10.36*	2020 Form of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Award Grant Notice under Amended and Restated 2010 Stock Plan		8-K	1/21/2020	001-38118
10.37	Form of Indemnification Agreement		8-K	9/5/2019	001-38118
10.38*	Employment Agreement, dated April 1, 2014, between DermTech International and Steven Kemper		S-4	6/18/2019	333-232181
10.39*	Letter Agreement, dated November 22, 2019, by and between the Company and Steven Kemper		8-K	11/29/2019	001-38118
10.40*	Non-Employee Director Compensation Policy, dated January 30, 2020	X
16.1	Letter from Marcum LLP, dated September 5, 2019		8-K	9/5/2019	001-38118
21.1	Subsidiaries of the Company		S-1	1/3/2020	333-235780
23.1	Consent of KPMG LLP, independent registered public accounting firm	X
24.1	Powers of Attorney (included on signature page)	X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMTECH, INC.

Date: March 10, 2020	By:	/s/ John Dobak, M.D. John Dobak, M.D. Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of DermTech, Inc., hereby severally constitute and appoint John Dobak, M.D. and Kevin Sun, and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for her or him and in her or his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and generally to do all things in our names and on our behalf in such capacities to enable DermTech, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Dobak, M.D. John Dobak, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2020

/s/ Kevin Sun Kevin Sun	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 10, 2020

/s/ Cynthia Collins Cynthia Collins	Director	March 10, 2020

/s/ Gary Jacobs Gary Jacobs	Director	March 10, 2020

/s/ Scott Pancoast Scott Pancoast	Director	March 10, 2020

/s/ Enrico Picozza Enrico Picozza	Director	March 10, 2020

/s/ Matthew Posard Matthew Posard	Director	March 10, 2020

/s/ Herm Rosenman Herm Rosenman	Director	March 10, 2020

/s/ Gene Salkind, M.D. Gene Salkind, M.D.	Director	March 10, 2020