Form 10-Q
period 2020-03-31
DermTech, Inc.
filed 2020-05-13
CIK 1651944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, the registrant had 14,907,305 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DERMTECH, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$67,922	$15,374
Accounts receivable	1,175	680
Inventory	75	35
Prepaid expenses and other current assets	892	1,061
Total current assets	70,064	17,150
Property and equipment, net	1,736	977
Other assets	167	84
Total assets	$71,967	$18,211
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,561	$1,609
Accrued compensation	1,120	1,142
Accrued liabilities	200	218
Deferred revenue	1,093	1,390
Deferred underwriting fees	1,363	1,363
Total current and total liabilities	5,337	5,722
Commitments and contingencies
Series A convertible preferred stock, $0.0001 par value per share; 1,250 Series A shares authorized as of March 31, 2020 and December 31, 2019; 1,231 shares issued and outstanding at March 31, 2020 and December 31, 2019; $6.9 million and $7.6 million liquidation preference at March 31, 2020 and December 31, 2019	—	—
Series B-1 convertible preferred stock, $0.0001 par value per share; 3,200 and zero Series B-1 shares authorized as of March 31, 2020 and December 31, 2019; 3,199 and zero shares issued and outstanding at March 31, 2020 and December 31, 2019; $36.0 million and zero liquidation preference at March 31, 2020 and December 31, 2019	—	—
Series B-2 convertible preferred stock, $0.0001 par value per share; 525 and zero Series B-2 shares authorized as of March 31, 2020 and December 31, 2019; 524 and zero shares issued and outstanding at March 31, 2020 and December 31, 2019; $5.9 million and zero liquidation preference at March 31, 2020 and December 31, 2019	—	—
Stockholders’ equity:
Common stock, $0.0001 par value per share; 50,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 14,899,701 and 12,344,818 shares issued and outstanding at March 31, 2020 and December 31, 2019	1	1
Additional paid-in capital	164,741	103,599
Accumulated deficit	(98,112)	(91,111)
Total stockholders’ equity	66,630	12,489
Total liabilities, convertible preferred stock and stockholders’ equity	$71,967	$18,211

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Assay revenue	$796	$235
Contract revenue	761	361
Total revenues	1,557	596
Cost of revenues	1,203	635
Gross profit/(loss)	354	(39)
Operating expenses:
Sales and marketing	2,944	864
Research and development	897	572
General and administrative	3,514	1,528
Total operating expenses	7,355	2,964
Loss from operations	(7,001)	(3,003)
Other expense:
Interest expense, net	—	(1,968)
Other expense	—	(185)
Total other expense	—	(2,153)
Net loss and comprehensive loss	$(7,001)	$(5,156)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	13,100,642	4,411,279
Net loss per common share outstanding, basic and diluted	$(0.53)	$(1.17)

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Three Months Ended March 31, 2020 & March 31, 2019

(in thousands, except share and per share data)

(Unaudited)

	Series C convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance, December 31, 2018	1,524,122	$—	4,411,567	$1	$66,021	$(71,377)	$(5,355)
Cumulative effect adjustment of accounting method change	—	—	—	—	—	(45)	(45)
Stock-based compensation	—	—	—	—	258	—	258
Net loss	—	—	—	—	—	(5,156)	(5,156)
Balance, March 31, 2019	1,524,122	$—	4,411,567	$1	$66,279	$(76,578)	$(10,298)

	Series A convertible preferred stock		Series B-1 convertible preferred stock		Series B-2 convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance, December 31, 2019	1,231	$—	—	$—	—	$—	12,344,818	$1	$103,599	$(91,111)	$12,489
Issuance of common stock at $10.50 per share, net of $2.0 million in issuance costs	—	—	—	—	—	—	2,467,724	—	23,891	—	23,891
Issuance of Series B-1 preferred stock at $10,500 per share, net of $2.6 million in issuance costs	—	—	3,199	—	—	—	—	—	30,971	—	30,971
Issuance of Series B-2 preferred stock at $10,500 per share, net of $0.4 million in issuance costs	—	—	—	—	524	—	—	—	5,071	—	5,071
Issuance of common stock from option exercises	—	—		—		—	85,061	—	253	—	253
Issuance of common stock from warrant exercises	—	—	—	—	—	—	2,098	—	11	—	11
Issuance costs in connection with Form S-1 registration statement	—	—	—	—	—	—	—	—	(77)	—	(77)
Stock-based compensation	—	—	—	—	—	—	—	—	1,022	—	1,022
Net loss	—	—	—	—	—	—	—	—	—	(7,001)	$(7,001)
Balance, March 31, 2020	1,231	$—	3,199	$—	524	$—	14,899,701	$1	$164,741	$(98,112)	$66,630

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,001)	$(5,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60	19
Stock-based compensation	1,022	258
Amortization of debt discount and issuance costs	—	1,781
Change in fair value of derivative liability	—	185
Changes in operating assets and liabilities:
Accounts receivable	(495)	302
Inventory	(40)	1
Prepaid expenses and other current assets	86	(72)
Accounts payable and accrued compensation	(714)	49
Accrued liabilities and deferred revenue	(315)	(73)
Net cash used in operating activities	(7,397)	(2,706)
Cash flows from investing activities:
Purchases of property and equipment	(175)	(6)
Net cash used in investing activities	(175)	(6)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with private placement offering, net	23,891	—
Proceeds from issuance of Series B-1 Convertible Preferred Stock, net	30,971	—
Proceeds from issuance of Series B-2 Convertible Preferred Stock, net	5,071	—
Payments of issuance costs in connection with Form S-1 registration statement	(77)	—
Proceeds from exercise of common stock warrants	11	—
Proceeds from exercise of stock options	253	—
Net cash provided by financing activities	60,120	—
Net increase/(decrease) in cash and cash equivalents	52,548	(2,712)
Cash and cash equivalents, beginning of period	15,374	4,753
Cash and cash equivalents, end of period	$67,922	$2,041
Supplemental cash flow information:
Purchases of property and equipment recorded in accounts payable	$644	$4

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company and a Summary of its Significant Accounting Policies

(a)	Nature of Operations

On August 29, 2019, DermTech, Inc., formerly known as Constellation Alpha Capital Corp, (the “Company”), and DermTech Operations, Inc., formerly known as DermTech, Inc., (“DermTech Operations”), consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of May 29, 2019, by and among the Company, DT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and DermTech Operations. The Company refers to this agreement, as amended by that certain First Amendment to Agreement and Plan of Merger dated as of August 1, 2019, as the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub merged with and into DermTech Operations, with DermTech Operations surviving as a wholly-owned subsidiary of the Company. The Company refers to this transaction as the Business Combination. In connection with and two days prior to the completion of the Business Combination, the Company domesticated from the British Virgin Islands to Delaware. DermTech Operations changed its name from DermTech, Inc. to DermTech Operations, Inc. shortly before the completion of the Business Combination. On August 29, 2019, immediately following the completion of the Business Combination, the Company changed its name from Constellation Alpha Capital Corp. to DermTech, Inc., and then effected a one-for-two reverse stock split of its common stock (“Reverse Stock Split”).

The Company is an emerging growth molecular diagnostic company developing and marketing its Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) laboratory services including molecular pathology tests to facilitate the diagnosis of dermatologic conditions including melanoma. The Company has developed a proprietary, non-invasive technique for sampling the surface layers of the skin using an adhesive patch in order to collect individual biological information for commercial applications in the medical diagnostic field.

During and following the first quarter of 2020, there has been a widespread worldwide impact from the COVID-19 pandemic. The Company is considered an essential business due to the importance for early melanoma detection, which has allowed the Company’s CLIA laboratory to remain fully operational. The Company has implemented additional safety measures and social distancing with its CLIA laboratory operations and has transitioned administrative functions to working remotely. Beginning in March 2020, the ongoing COVID-19 pandemic has reduced patient access to clinician offices for in-person testing, which has resulted in a reduced volume of billable samples received. Additionally, the Company expects that the ongoing COVID-19 pandemic will have an effect on its pharmaceutical customers’ clinical trials. The extent of such effect on the Company’s future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic.

(b)	Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.

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

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the useful life of the asset. The Company recorded depreciation expense of $0.1 million and $19,000 for the three months ended March 31, 2020 and 2019, respectively. No property or equipment was disposed of during the three months ended March 31, 2020 and 2019. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses for the three months ended March 31, 2020 and 2019.

(f)	Research and Development

Costs incurred in connection with research and development (“R&D”) activities are expensed as incurred. R&D expenses consist of (i) employee-related expenses, including salaries, benefits, travel and stock compensation expense; (ii) and facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and laboratory and other supplies.

The Company expenses all costs as incurred in connection with patent applications (including direct application fees and the legal and consulting expenses related to making such applications), and such costs are included in general and administrative expenses.

(g)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. As of March 31, 2020, the Company maintained $67.9 million in a bank deposit account, which is in excess of the $250,000 insurance provided by the Federal Deposit Insurance Corporation in one federally insured financial institution. The Company has not experienced any losses in such accounts.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year and prior year operating losses, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of March 31, 2020.

Current and deferred tax assets and liabilities are recognized based on the tax positions taken or expected to be taken in the Company’s income tax returns. U.S. GAAP requires that the tax benefits of an uncertain tax position can only be recognized when it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authority. Tax benefits related to tax positions that do not meet this criterion are not recognized in the condensed consolidated financial statements, of which there are none.

The Company recognizes interest and penalties related to income tax matters in income tax expense.

(i)	Revenue Recognition

The Company’s revenue is generated from two revenue streams: contract revenue and assay revenue. The Company accounts for revenue in accordance with Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, and accounts for revenue in accordance with Accounting Standards Codification Topic 606 (“ASC 606”). The core principle of ASC 606 is that the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The ASC 606 revenue recognition model consists of the following five steps: (1) identify the contracts with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company recognizes revenue from its contract and assay goods and service in accordance with the core principles and key aspects considered by the Company. These considerations are described below, first for Contract Revenue and then for Assay Revenue.

Contract Revenue

Contract revenue is generated from the sale of laboratory services and adhesive sample collection kits to third party companies through contract research agreements. Revenues are generated from providing gene expression tests to facilitate the development of drugs designed to treat dermatologic conditions. The provision of gene expression services may include sample collection using the Company’s patented adhesive patch biopsy devices, assay development for research partners, ribonucleic acid (“RNA”) isolation, expression, amplification and detection, including data analysis and reporting.

Assay Revenue

The Company generates revenues from its Pigmented Lesion Assay (“PLA”) and Nevome services it provides to healthcare physicians in various states throughout the United States to assist in a clinician’s diagnosis of melanoma. The Company provides prescribing clinicians with its adhesive sample collection kits to perform non-invasive skin biopsies of clinically ambiguous pigmented skin lesions on patients. Once the sample is collected by the healthcare clinician, it is returned to the Company’s CLIA laboratory for analysis. The patient RNA and deoxyribonucleic acid (“DNA”) is extracted from the adhesive patch collection kit and analyzed using gene expression technology to determine if the pigmented skin lesion contains certain genomic features indicative of melanoma. Upon completion of the gene expression analysis, a final report is drafted and provided to the dermatologists detailing the test results for the pigmented skin lesion indicating whether the sample collected is indicative of melanoma or not.

(a) Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by revenue source during the three months ended March 31, 2020 and 2019, respectively, (in thousands):

	Three Months Ended March 31,
	2020	2019
Assay Revenue
PLA Test	$796	$235
Contract Revenue
Adhesive Patch kits	14	167
RNA Extractions	671	115
Project Management Fees	76	78
Other	—	1
Total Revenue	$1,557	$596

(b) Contract Balances and Deferred Revenue

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

The Company records a deferred revenue liability if a customer pays consideration before the Company transfers a good or service to the customer. Deferred revenue primarily represents upfront milestone payments, for which consideration is received prior to when goods/services are completed or delivered. Deferred revenue at March 31, 2020 and December 31, 2019 was $1.1 million and $1.4 million, respectively.

(j)	Accounts Receivable

Contract Accounts Receivable

Contract accounts receivable are recorded at the net invoice value and are not interest bearing. The Company reserves specific receivables if collectability is no longer reasonably assured, and as of March 31, 2020, the Company did not maintain any reserve over contract receivables as they deal with large established credit worthy customers. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company recorded $0.4 million and $0.3 million of contract accounts receivable as of March 31, 2020 and December 31, 2019, respectively.

Assay Accounts Receivable

Due to the nature of the Company’s assay revenue, it can take a significant amount of time to collect upon billed PLA services. The Company prepares an analysis on reimbursement collections and data obtained for each financial reporting period to determine the amount of receivables to be recorded relating to PLA services performed in the applicable period. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Adjustments for implicit price concessions attributable to variable consideration are incorporated into the measurement of the accounts receivable balances. The Company recorded $0.8 million and $0.5 million of gross assay accounts receivable as of March 31, 2020 and December 31, 2019, respectively.

(k)	Freight and Shipping Costs

The Company records outbound freight and shipping costs for its contract and assay revenues in cost of revenues.

(l)	Comprehensive Income / (Loss)

Comprehensive income / (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

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

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average common shares outstanding during the period. Because there is a net loss attributable to common shareholders during the three months ended March 31, 2020 and 2019, the outstanding common stock warrants, stock options, restricted stock units and preferred stock have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share are the same. Diluted net loss per common share for the three months ended March 31, 2020 excludes the effect of anti-dilutive equity instruments including 4,338,136 shares of common stock issuable upon conversion of the Company’s preferred stock, 4,212,349 shares of common stock issuable upon the exercise of outstanding common stock warrants and 1,342,625 shares of common stock issuable upon the exercise stock options and release of restricted stock units. Diluted net loss per common share for the three months ended March 31, 2019 excludes the effect of anti-dilutive equity instruments including 1,524,122 shares of common stock issuable upon conversion of the Company’s preferred stock, 685,761 shares of common stock issuable upon the exercise of outstanding warrants and 1,574,655 shares of common stock issuable upon the exercise stock options and release of restricted stock units. The Company did not consider a two-class method of loss per share given that the Company’s convertible participating securities do not participate in losses.

(o)	Stock-Based Compensation

Effective January 1, 2020, the Company elected an accounting policy change to no longer estimate forfeitures in connection with expense recognition of stock options and RSUs. All stock options and RSUs granted on or subsequent to January 1, 2020 will recognize forfeitures when they occur in accordance with Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718). In addition, effective January 1, 2020, the Company has elected to recognize stock-based compensation expense over the requisite service period of options and awards on a ratable basis. The Company believes that the recognition of stock-based compensation on a ratable basis is more in line with their business practices of granting options and awards.

Compensation costs associated with stock option awards and other forms of equity compensation are measured at the grant-date fair value of the awards and recognized over the requisite service period of the awards on a ratable basis.

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

The fair value of each stock option award is estimated using the Black-Scholes-Merton valuation model. Such value is recognized as expense over the requisite service period using the ratable method. The expected term of options is based on the simplified method which defines the expected term as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The expected volatility of stock options is based upon the historical volatility of a number of related publicly traded companies in similar stages of development as well as the volatility of the Company’s common stock. The risk-free interest rate is based on the average yield of U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.

The Company accounts for stock options to non-employees using the fair value approach. The fair value of these options is measured using the Black-Scholes-Merton option pricing model, reflecting the same assumptions applied to employee options, other than expected life, which is assumed to be the remaining contractual life of the award. Options that are granted to employees generally have a requisite service period of three to four years. Equity instruments awarded to non-employees are periodically re-measured as the underlying awards vest unless the instruments are fully vested, immediately exercisable, and non-forfeitable on the date of grant.

Restricted stock units (“RSUs”), are considered restricted stock. The fair value of restricted stock is equal to the fair market value of the underlying stock, as determined by the board of directors, management and input from outside valuation experts prior to the Business Combination. Subsequent to the close of the Business Combination, the fair market value of RSUs is based on the closing stock price on the grant date. The Company recognizes stock-based compensation expense based on the fair value on a ratable basis over the requisite service periods of the awards. RSUs that are granted to employees have a requisite service period between two and four years.

All stock options and RSUs granted prior to January 1, 2020 will maintain the estimated forfeiture approach and will be recognized over the requisite service period using the straight line method.

The fair value of each option for employees was estimated on the date of grant using the following assumptions:

	Three Months Ended March 31,
	2020	2019
Assumed risk-free interest rate	0.79% - 1.69%	2.51%
Assumed volatility	64.03% - 65.92%	72.30%
Expected option term	5.04 - 6.08	6.04
Expected dividend yield	—	—

The Company recorded stock-based compensation expense for employee options, RSUs, common stock warrants, and consultant options of $1.0 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. The total compensation cost related to non-vested awards not yet recognized at March 31, 2020 was $7.8 million, which is expected to be recognized over a weighted average term of 2.96 years.

(p)	Fair Value Measurements

The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the Company’s fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no other assets or liabilities that were measured at fair value on a recurring basis as of March 31, 2020 or December 31, 2019. The Company believes the carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these accounts.

(q)	Accounting Pronouncement Recently Adopted

In June 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting, which simplifies accounting for nonemployee share-based payment transactions to now include share-based payment transactions for acquiring goods and services from nonemployees. This new standard is effective for interim and annual periods beginning December 15, 2019 and early adoption is permitted. The Company adopted this guidance on January 1, 2020, and it did not have a material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modified the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. This new standard is effective for interim and annual periods beginning December 15, 2019 and early adoption is permitted. The Company adopted this guidance on January 1, 2020, and it did not have a material impact on our condensed consolidated financial statements.

(r)	Accounting Pronouncements Issued But Not Yet Effective

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which helps reduce the complexity and costs associated with Topic 740 while maintaining and/or improving the usefulness of the information provided to users of financial statements. Per ASU 2019-12, this new standard is effective for interim and annual periods of public reporting companies beginning January 1, 2021 and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

2. Balance Sheet Details

Condensed consolidated balance sheet details are as follows (in thousands):

	March 31, 2020	December 31, 2019
Prepaid expenses and other current assets:
Prepaid insurance	$678	$951
Prepaid trade shows	87	85
Other current assets	127	25
Total prepaid expenses and other current assets	$892	$1,061
Property and equipment, gross:
Laboratory equipment	$1,586	$1,135
Computer equipment	41	15
Furniture and fixtures	34	34
Leasehold improvements	32	32
Construction in progress	343	—
Total property and equipment, gross	2,036	1,216
Less accumulated depreciation	(300)	(239)
Total property and equipment, net	$1,736	$977

	March 31, 2020	December 31, 2019
Accrued compensation:
Accrued paid time off	$357	$309
Accrued bonus and deferred compensation	452	465
Accrued severance	311	368
Total accrued compensation	$1,120	$1,142
Accrued liabilities:
Accrued consulting services	$98	$37
Accrued printing fees	—	55
Deferred rent	83	88
Other accrued expenses	19	38
Total accrued liabilities	$200	$218

3. Debt

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

1)the lowest price per share of the new stock paid in the Qualified Financing by investors multiplied by 70%.

2)the price per share obtained by dividing $45 million by DermTech Operations’ fully-diluted capitalization immediately prior to such Qualified Financing assuming exercise or conversion of all outstanding options and issuance of all outstanding restricted stock unit awards, including all shares of common stock reserved and available for future grant under any equity incentive plan of the Company, and/or any equity incentive or similar plan to be created or increased in connection with the Qualified Financing, but excluding any shares issuable upon exercise of the DermTech Operations’ outstanding common stock warrants or conversion of the 2018 Bridge Notes.

Several of the embedded features of the 2018 Bridge Notes were identified as meeting the criteria of a derivative and ultimately bifurcated from the host contract. DermTech Operations accounted for this by separating the derivative component of the 2018 Bridge Notes as a derivative liability on the condensed consolidated balance sheet. DermTech Operations assigned a value to the debt component of the 2018 Bridge Notes equal to the difference between the estimated fair value of the 2018 Bridge Notes with and without the conversion features, which resulted in DermTech Operations recording the 2018 Bridge Notes at a discount. The total debt discount amount as of the respective date of issuance of the 2018 Bridge Notes was determined to be $2.5 million. DermTech Operations amortized the debt discount over the contractual life (i.e., March 31, 2019) of the 2018 Bridge Notes as additional non-cash interest expense utilizing the effective interest method. At each financial reporting period, DermTech Operations remeasured the fair value of the embedded features bifurcated from the 2018 Bridge Notes (i.e., the derivative liability) and changes in the fair value are recognized in earnings. Losses relating to the change in fair value of the derivative liability recognized as other expense on the Statement of Operations were zero and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

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

In addition, immediately prior to the consummation of a DermTech Operations merger with or into the Company or any of its subsidiaries substantially on the terms contemplated as of the date of the amendment to the outstanding convertible notes on or before September 24, 2019 (“Qualifying Merger”), the outstanding principal amount of and all accrued but unpaid interest on each of the convertible notes would automatically be converted into shares of the DermTech Operations’ common stock at a price per share equal to 70% of the Merger Consideration. For purposes of the preceding sentence, the “Merger Consideration” means (i) the lesser of $6.46 and (ii) the offering price per share of the private investment in public equity (“PIPE”) transaction to be consummated concurrently with the consummation of the Qualifying Merger multiplied by the Conversion Ratio. For the purposes of the preceding sentence, the “Conversion Ratio” means the quotient resulting from dividing 8,000,000 by the number of fully diluted shares of the Company as of immediately after the conversion of the notes.

This new embedded Qualifying Merger feature of the 2018 Bridge Notes was identified as meeting the criteria of a derivative and ultimately bifurcated from the host contract with the previously identified embedded features that met the criteria of being a derivative. In addition, this amendment was accounted for as a debt modification of the existing 2018 Bridge Notes.

2019 Convertible Bridge Notes

Between June 5th and June 10th, 2019, DermTech Operations issued additional convertible bridge notes (the “2019 Bridge Notes”) to existing investors for aggregate gross proceeds of $2.6 million. These convertible bridge notes carried an interest rate of 10% and matured after the earliest to occur of: (i) September 25, 2019; (ii) the occurrence of an Event of Default (as defined in the 2019 Bridge Notes); (iii) the consummation of a liquidation or dissolution of DermTech Operations; (iv) a Liquidation Transaction (as defined in the 2019 Bridge Notes); or (v) the consummation of a merger of DermTech Operations with DT Merger Sub, Inc., a previous subsidiary of the Company, in accordance with the Merger Agreement.

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

Several of the embedded features of the 2019 Bridge Notes were identified as meeting the criteria of a derivative and ultimately bifurcated from the host contract. DermTech Operations accounted for this by separating the derivative component of the 2019 Bridge Notes as a derivative liability on the condensed consolidated balance sheet. The Company assigned a value to the debt component of the 2019 Bridge Notes equal to the difference between the estimated fair value of the 2019 Bridge Notes with and without the conversion features, which resulted in DermTech Operations recording the 2019 Bridge Notes at a discount. The total debt discount amount as of the respective date of issuance of the 2019 Bridge Notes was determined to be $0.3 million. DermTech Operations amortized the debt discount over the contractual life (i.e., September 25, 2019) of the 2019 Bridge Notes as additional non-cash interest expense utilizing the effective interest method. At each financial reporting period, DermTech Operations remeasured the fair value of the embedded features bifurcated from the 2019 Bridge Notes (i.e., the derivative liability) and changes in the fair value were recognized in earnings. For the three months ended March 31, 2020 and 2019, the Company did not record any gains or losses on the change in fair value of the derivative liability pertaining to the 2019 Bridge Notes.

Exchange of Convertible Debt for Common Shares

On August 29, 2019, immediately prior to the completion of the Business Combination, all unpaid principal and interest on the 2019 Bridge Notes and the 2018 Bridge Notes (collectively, “the Bridge Notes”) was converted into 2,267,042 common shares of DermTech Operations.

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

There was no liability balance for the Company’s 2019 Bridge Notes or 2018 Bridge Notes as of March 31, 2020 and December 31, 2019.

4. Convertible Preferred Stock and Stockholders’ Equity

(a)	Classes of Stock

The Company’s amended and restated certificate of incorporation authorizes it to issue 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. Both classes of stock have a par value of $0.0001 per share.

Pursuant to the Business Combination, the Company issued shares of its common stock to DermTech Operations common stockholders at an exchange ratio of approximately 1.16 shares of the Company’s common stock for each share of DermTech Operations common stock. In connection with and immediately following the Business Combination, the Company filed a certificate of amendment to its amended and restated certificate of incorporation to affect a one-for-two reverse stock split of its common stock. All stock information presented throughout this document have been adjusted to reflect these capital structure changes.

(b)	Series C Convertible Preferred Stock Financing

DermTech Operations conducted a Series C Convertible Preferred Stock private offering in August of 2016 for a total offering amount of $15 million at a price per share of $9.54. During 2017, 559,849 shares of Series C Convertible Preferred Stock were issued for gross cash proceeds of $5.3 million, reduced by issuance costs of $0.4 million. In addition, 102,740 common stock warrants were issued in connection with this offering, exclusive of compensatory warrants issued to the placement agent. During 2018, 506,539 shares of Series C Convertible Preferred Stock were issued for gross cash proceeds of $4.8 million, reduced by issuance costs of $0.3 million.

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

(c)	Series A Convertible Preferred Stock Financing

In connection with the PIPE transaction and on August 29, 2019, immediately following the completion of the Business Combination, the Company filed a Certificate of Designation of Preferences, Rights and Limitations for the Company’s Series A Convertible Preferred Stock (the “Series A Certificate of Designation”). An aggregate of 1,231 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $4.0 million were issued to certain accredited investors.

Preferred Dividends

Holders of the Company’s Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”) are entitled to receive dividends on an as-converted basis equal to and in the same form as dividends paid on shares of the Company’s common stock when, as and if these dividends are paid on the Company’s common stock.

Preferred Liquidation Preference

Holders of the Series A Convertible Preferred Stock will participate pari passu with the holders of the Company’s common stock on an as-converted basis in the event of dissolution, liquidation or winding up of the Company.

Redemption

The Series A Convertible Preferred Stock does not contain any mandatory redemption features. The Series A Convertible Preferred Stock has been classified as temporary equity in the accompanying condensed consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in beneficial ownership events outside of the Company’s control. The Company has determined not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such events would occur.

Conversion

Each share of the Company’s Series A Convertible Preferred Stock is convertible into 500 shares of the Company’s common stock at a conversion price, as adjusted for the Reverse Stock Split, of $6.50 per share, subject to adjustment as set forth in the Series A Certificate of Designation, and provided that in no event may any shares of the Series A Convertible Preferred Stock be convertible if the conversion would result in the holder beneficially owning more than 9.99% of the Company’s then-outstanding shares of common stock.

Voting Rights

The shares of the Series A Convertible Preferred Stock have no voting rights, except with respect to certain protective provisions set forth in the Series A Certificate of Designation relating to the powers, preferences and rights of such shares.

(d)	2020 PIPE Financing

On February 28, 2020, the Company, entered into a securities purchase agreement with certain institutional investors for a private placement of the Company’s equity securities (the “2020 PIPE Financing”). Cowen and Company, LLC served as lead placement agent for the 2020 PIPE Financing, with William Blair & Company, L.L.C. acting as joint placement agent. Lake Street Capital Markets, LLC acted as co-placement agent. The 2020 PIPE Financing closed on March 4, 2020.

The 2020 PIPE Financing consisted of 2,467,724 shares of common stock at a price of $10.50 per share, 3,199 shares of Series B-1 Convertible Preferred Stock (the “Series B-1 Shares”) at a price of $10,500 per share, and 524 shares of Series B-2 Convertible Preferred Stock (the “Series B-2 Shares”) at a price of $10,500 per share, for aggregate gross proceeds of approximately $65.0 million, reduced by $5.1 million in issuance costs.

Prior to the closing of the 2020 PIPE Financing, the Company designated (i) 3,200 shares of its authorized and unissued preferred stock as Series B-1 Convertible Preferred Stock by filing the Series B-1 Certificate of Designation with the Delaware Secretary of State and (ii) 525 shares of its authorized and unissued preferred stock as Series B-2 Convertible Preferred Stock by filing the Series B-2 Certificate of Designation with the Delaware Secretary of State.

(e)	Series B-1 Convertible Preferred Stock Issued in Connection with 2020 PIPE Financing

In connection with the 2020 PIPE Financing transaction and on March 2, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations for the Company’s Series B-1 Convertible Preferred Stock (the “Series B-1 Certificate of Designation”). An aggregate of 3,199 shares of Series B-1 Convertible Preferred Stock for an aggregate purchase price of $33.6 million were issued to certain accredited investors.

Preferred Dividends

Holders of the Company’s Series B-1 Convertible Preferred Stock (the “Series B-1 Convertible Preferred Stock”) are entitled to receive dividends on an as-converted basis equal to and in the same form as dividends paid on shares of the Company’s common stock when, as and if these dividends are paid on the Company’s common stock.

Preferred Liquidation Preference

Holders of the Series B-1 Convertible Preferred Stock will participate pari passu with the holders of the Company’s common stock on an as-converted basis in the event of dissolution, liquidation or winding up of the Company.

Redemption

The Series B-1 Convertible Preferred Stock does not contain any mandatory redemption features. The Series B-1 Convertible Preferred Stock has been classified as temporary equity in the accompanying condensed consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in beneficial ownership events outside of the Company’s control. The Company has determined not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such events would occur.

Conversion

Each Series B-1 Share will be convertible into 1,000 shares of the Company’s common stock at a conversion price of $10.50, subject to adjustment as provided in the Series B-1 Certificate of Designation. Each Series B-1 Share will automatically convert into Company common stock on the first trading day after the approval of the 2020 PIPE Financing by the stockholders of the Company (the “Stockholder Approval”) which the Company has agreed to seek at a stockholder meeting to be held on or before June 30, 2020, and which is currently scheduled for May 26, 2020. The Company will not undertake any conversion of the Series B-1 Convertible Preferred Stock, and no stockholder will have the right to convert any portion of its Series B-1 Convertible Preferred Stock, until after the Company obtains the Stockholder Approval.

Voting Rights

The Series B-1 Shares have no voting rights, except with respect to certain protective provisions set forth in the Series B-1 Certificate of Designation relating to the powers, preferences and rights of such shares.

(f)	Series B-2 Convertible Preferred Stock Issued in Connection with 2020 PIPE Financing

In connection with the 2020 PIPE Financing transaction and on March 2, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations for the Company’s Series B-2 Convertible Preferred Stock (the “Series B-2 Certificate of Designation”). An aggregate of 524 shares of Series B-2 Convertible Preferred Stock for an aggregate purchase price of $5.5 million were issued to certain accredited investors.

Preferred Dividends

Holders of the Company’s Series B-2 Convertible Preferred Stock (the “Series B-2 Convertible Preferred Stock”) are entitled to receive dividends on an as-converted basis equal to and in the same form as dividends paid on shares of the Company’s common stock when, as and if these dividends are paid on the Company’s common stock.

Preferred Liquidation Preference

Holders of the Series B-2 Convertible Preferred Stock will participate pari passu with the holders of the Company’s common stock on an as-converted basis in the event of dissolution, liquidation or winding up of the Company.

Redemption

The Series B-2 Convertible Preferred Stock does not contain any mandatory redemption features. The Company’s Series B-2 Convertible Preferred Stock has been classified as temporary equity in the accompanying condensed consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in beneficial ownership events outside of the Company’s control. The Company has determined not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such events would occur.

Conversion

Each Series B-2 Share will be convertible into 1,000 shares of the Company’s common stock at a conversion price equal to $10.50, subject to adjustment as provided in the Series B-2 Certificate of Designation. Each Series B-2 Share will be convertible into Company common stock at the option of the holder, provided that conversion will be prohibited (i) until the first trading day after the Stockholder Approval and (ii) following the Stockholder Approval, if, as a result of any such conversion, the holder would beneficially own in excess of 9.99% of the total number of shares of Company common stock outstanding immediately after giving effect to such conversion. The Company refers to the conversion limitation described in clause (ii) of the preceding sentence as the Beneficial Ownership Limitation. A holder of Series B-2 Shares may reset the Beneficial Ownership Limitation to a higher or lower number upon providing written notice to the Company. Any such notice providing for an increase to such Holder’s Beneficial Ownership Limitation will be effective on the 61st day after its delivery to the Company.

Voting Rights

The Series B-2 Shares have no voting rights, except with respect to certain protective provisions set forth in the Series B-2 Certificate of Designation relating to the powers, preferences and rights of such shares.

(g)	Accelerated Vesting in Association with Business Combination

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

(h)	Warrants

Public Warrants

The Company previously issued 14,936,250 warrants to purchase common stock in public and private placement offerings which were consummated on June 23, 2017 (the “Public Warrants”). The Public Warrants have a five year life from the date the Business Combination was consummated and every four Public Warrants entitle the holder to purchase one share at an exercise price of $23.00 per whole share (as adjusted for the Reverse Stock Split). Outstanding Public Warrants totaled 14,936,250 at March 31, 2020 and December 31, 2019.

Series C Warrants

In connection with DermTech Operations’ Series C Preferred Stock financing that took place between 2016 and 2018, investors that purchased at least $1 million of Series C Convertible Preferred Stock in a single closing received a three-year warrant to purchase common shares at an exercise price of $9.54 in the amount equal to 20% of shares of Series C Preferred Stock purchased. Outstanding Series C warrants totaled 201,708 and 202,897 at March 31, 2020 and December 31, 2019, respectively.

Placement Agent Warrants

In connection with several of DermTech Operations’ financings that took place between 2015 and 2018, DermTech Operations engaged a registered placement agent to assist in marketing and selling of common and preferred units. From 2015 to 2016, 168,522 seven-year warrants were issued to purchase one common share at an exercise price of $8.68. From 2016 to 2018, 72,658 seven-year warrants were issued to purchase one common share at an exercise price of $9.54. In 2020, the Company issued 15,724 seven-year warrants to purchase one common share at an exercise price of $9.54 in connection with the Company’s 2018 Bridge Note financing. Outstanding placement agent warrants totaled 254,258 and 241,217 at March 31, 2020 and December 31, 2019, respectively.

(i)	Stock-Based Compensation

In connection with the Business Combination, the Company adopted DermTech Operations’ Amended and Restated 2010 Stock Option Plan (the “Plan”), which provides for the granting of incentive and non-statutory stock options and restricted stock purchase rights and bonus awards. Under the Plan, incentive and non-statutory stock options may be granted at not less than 100% of the fair market value of the Company’s common stock on the date of grant. For incentive stock options granted to a ten percent shareholder under the Plan, the exercise price shall not be less than 110% of the fair market value of a share of stock on the effective date of grant. DermTech Operations initially reserved 1.0 million shares of common stock for issuance to its employees, non-employee directors and consultants. The Plan includes a provision which annually increases the amount of common stock reserved for issuance under the Plan. The contractual term of options granted under the Plan is ten years. Vesting provisions vary based on the specific terms of the individual option awards. 39,354 and 0.1 million options remain available for future grant under the Plan as of March 31, 2020 and December 31, 2019, respectively.

Management Warrants

Warrants to purchase DermTech Operations common stock were issued to executive officers of DermTech Operations in lieu of issuing certain stock options (the “Management Warrants”). The Management Warrants were assumed by the Company in connection with the Business Combination. The Management Warrants have a ten year life and are exercisable for Company common stock at $1.08 per common share. The Management Warrants vested monthly over a four-year period. Outstanding Management Warrants totaled 22,320 at March 31, 2020 and December 31, 2019.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at March 31, 2020 and December, 31 2019 (in thousands):

	March 31, 2020	December 31, 2019
Warrants to purchase common stock	478	466
Public Warrants to purchase common stock*	3,734	3,734
Stock options issued and outstanding	858	444
Restricted stock units issued and outstanding	485	—
Authorized for future option grants	39	143
Total common stock reserved for future issuance	5,594	4,787

* Public Warrants are presented as four Public Warrants are needed to purchase one share of common stock.

5. Income Taxes

The Company has reported net losses since inception and therefore, the minimum provision for state income taxes has been recorded. The federal statutory rate was 21% at March 31, 2020 and December 31, 2019, respectively, and the effective income tax rate for the Company’s provision for income taxes was 0% at March 31, 2020 and December 31, 2019, respectively.

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

For federal income tax purposes, the Business Combination qualified as a reverse triangular merger within the meaning IRC Sections 368(a) and 368(a)(2)(E). Additionally, the Company, Merger Sub, and DermTech Operations were all parties to the reorganization under IRC Section 368(b). As the transaction qualified as reorganization under IRC Section 368(a), there were no tax consequences to either DermTech Operations or the Company and all tax attributes retained carryover basis.

6. Commitments and Contingencies

Operating Leases

In January 2013, DermTech Operations entered into a non-cancelable lease agreement for its operating facilities. In January 2014, DermTech Operations signed an amendment to the lease to extend the term through January 2017. In November 2016, DermTech Operations signed a second amendment to the lease to extend the term through March 2022. In August 2019, DermTech Operations signed a third amendment to the lease to add additional space, and in September 2019, the Company signed a fourth amendment to the lease to add additional space. In February 2020, the Company signed a fifth amendment to the lease to add additional space. In connection with the Business Combination, the Company assumed all obligations under the lease, as amended, from DermTech Operations. As part of the fifth amendment, the Company is entitled to a tenant improvement allowance for certain costs incurred while performing these improvements in the amount of $0.3 million, which amount may be increased by up to $0.1 million at the Company’s election and subject to a corresponding increase in rent. The Company records rent expense on a straight line basis over the life of the lease and the difference between the average rent expense and cash payments for rent is recorded as deferred rent and is included in accrued liabilities on the condensed consolidated balance sheet.

Rent and associated common area maintenance expense totaled $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

Future minimum operating lease payments for the operating facilities as of March 31, 2020 were (in thousands):

Remainder of 2020	$992
2021	1,371
2022	1,412
2023	478
Total future minimum lease payments	$4,253

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

Pursuant to the terms of the Deferred Underwriting Fee Assignment Agreement, as amended, if the Company raises at least $15.0 million in proceeds received from equity financings consummated prior to the one-year anniversary of the Business Combination, excluding the proceeds received from any financing consummated prior to or simultaneous with the Business Combination, then the Company will pay to the underwriters $1.4 million within one week of the one-year anniversary of the Business Combination. In connection with the Company’s 2020 PIPE Financing, the Company raised $65.0 million in gross proceeds, which satisfied this condition of the Deferred Underwriting Fee Assignment Agreement. The Company’s payment to the Underwriters of $1.4 million by September 5, 2020 will satisfy the Company’s obligation to pay Cowen the deferred underwriting fees in full, and no further payment will be required of the Company in connection with the deferred underwriting fees.

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

The Business Combination was accounted for as a reverse acquisition in accordance with ASC 805-40, Business Combinations, Reverse Acquisitions, as the stockholders of DermTech Operations obtained effective control of the Company through (1) a majority of the voting common stock of the post-merger company, (2) appointment of a majority of the board of directors, (3) continued business operations of DermTech Operations, including certain directors and management, and (4) the ability to appoint the executive officers of the combined company. Accordingly, the assets, liabilities and results of operations prior periods presented before the Business Combination reflect those of DermTech Operations. Since the Business Combination, the assets, liabilities, and results of operations have been presented on a consolidated basis. Historical stockholders’ (deficit) equity of the Company prior to the Business Combination has been retroactively adjusted for the equivalent number of shares received by the stockholders of DermTech Operations after giving effect to any difference in par value of the Company and the DermTech Operations’ stock, with any such difference recognized as additional paid-in capital. Retained earnings and other equity balances of the Company/DermTech Operations have been carried forward after the Business Combination. Certain direct costs incurred in connection with the Business Combination were expensed in the period that such costs were incurred and services were received. Approximately $0.3 million in printer fees related to the Business Combination were treated as a reduction of the total amount of equity raised as an offset to additional paid in capital.

9. Related Party Transactions

During 2019 and 2020, the Company engaged EVERSANA Life Science Services, LLC (“EVERSANA”) to provide certain marketing services to the Company. Leana Wood, the spouse of Todd Wood, the Company’s Chief Commercial Offer, is an employee of EVERSANA. The Company incurred $0.3 million and zero in costs for the three months ended March 31, 2020 and 2019, respectively.

On October 1, 2019, the Company entered into a consulting agreement with Michael Dobak pursuant to which the Company will compensate Michael Dobak, in an amount not to exceed $100,000, for certain public relations and marketing services. Michael Dobak is the brother of Dr. John Dobak, the Company’s Chief Executive Officer. The Company incurred $32,000 and zero in costs for the three months ended March 31, 2020 and 2019, respectively.

There were no other related party transactions identified in 2020 and 2019.

10. Subsequent Events

The Company considered subsequent events through May 13, 2020, the date the condensed consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Discussion and Analysis of Financial Condition and Results of Operations of DermTech, Inc. (together with its subsidiaries, “DermTech,” “we,” “us,” “our” or the “Company”) should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 11, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are intended to be covered by the “safe harbor” created by those sections. All statements, other than statements of historical facts, contained in this report, including statements regarding DermTech’s or its management’s intentions, beliefs, expectations and strategies for the future, are forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this report, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward-looking statements. The risks and uncertainties that could cause actual results to differ materially are more fully described under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q, and in our other reports filed with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

Overview

We are an emerging growth molecular diagnostic company developing and marketing novel non-invasive genomics tests that seek to transform the practice of dermatology and related fields. Our platform may change the diagnostic paradigm in dermatology from one that is subjective, invasive, less accurate and higher-cost, to one that is objective, non-invasive, more accurate and lower-cost. Our initial focus is skin cancer. We currently have two clinical commercial tests, with a third in development, that enhance the early detection of skin cancer and related conditions. Our scalable genomics platform has been designed to work with a proprietary adhesive patch sample collection kit that provides a skin sample collected non-invasively. We process our tests in a Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified and College of American Pathologists accredited commercial laboratory located in La Jolla, California that is licensed by the State of California and all states requiring out-of-state licensure. We also provide our technology platform on a contract basis to large pharmaceutical companies who use the technology in their clinical trials to test for the existence of genetic targets of various diseases and to measure the response of new drugs under development. We have a history of net losses since our inception.

Events, Trends and Uncertainties

We filed an application for a technology assessment for our Pigmented Lesion Assay, or PLA, with MolDX, or Medicare, in April 2018, and the comment period for the accompanying Medicare Draft Local Coverage Decision, or Draft LCD, closed in August 2018. In March 2019, a Draft LCD proposed favorable coverage for the PLA. In late October 2019, the American Medical Association, or AMA, provided us with a Proprietary Laboratory Analyses Code, or PLA Code. Pricing of $760 for the PLA Code was published on December 24, 2019 as part of the Centers for Medicare and Medicaid Services Laboratory Fee Schedule, or CLFS, for 2020. The Medicare Final Coverage Decision, or Final LCD, first made available on December 26, 2019, expanded the coverage proposal in the Draft LCD from one to two tests per date of service and it allows clinicians to order our PLA if they have sufficient skill and experience to decide whether a pigmented lesion should be biopsied. The PLA became eligible for Medicare reimbursement on February 10, 2020. Our local Medicare Administrative Contractor, Noridian Healthcare Solutions, LLC, or Noridian, has issued its own Local Coverage Decision, or LCD, announcing coverage of our PLA. Even though the effective date of Noridian’s LCD is June 7, 2020, Noridian began reimbursing us for our PLA as of February 10, 2020. With Medicare coverage granted, we have the opportunity to approach commercial payors and as a result, we believe that the PLA may generate significant revenues in 2021 and 2022.

Despite the grant of Medicare coverage for the PLA, uncertainty surrounds third-party payor reimbursement, including governmental and commercial payors, of any test incorporating new technology, including tests developed using our technologies. For example, technology assessments of new medical tests conducted by research centers and other entities may be disseminated to interested parties for informational purposes. Third-party payors and health care providers may use such technology assessments as grounds to deny coverage for a test or procedure.

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

Revenue Effects Related to COVID-19 Pandemic

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

Beginning in March 2020, the ongoing COVID-19 pandemic has reduced patient access to clinician offices for in person testing, which has resulted in a reduced volume of billable samples received. We estimate that the various stay-at-home orders issued throughout the country have reduced our first quarter billable sample volume by approximately 200-300 tests. April 2020 billable sample volume is down by approximately 80%, commensurate with the closure of dermatology offices, compared to the average monthly billable sample volume for January and February of 2020 prior to the beginning of the stay-at-home orders. April 2020 billable sample volume decreased 56% compared to April 2019. While we are providing this additional information regarding April and current quarter volume impacts due to the pandemic in this report, we do not intend to continue to provide this type of data for any period following the date of this report.

We have made available beginning in late April 2020 a telemedicine option for the PLA, but the telemedicine market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. While the COVID-19 pandemic is ongoing, we expect that our revenues will depend to a substantial extent on the willingness of clinicians and their patients to use our telemedicine option for the PLA, as well as on our ability to demonstrate the value of our telemedicine option to health plans and other purchasers of healthcare for beneficiaries. Accordingly, we also expect that the duration and extent of the effects of the ongoing COVID-19 pandemic in reducing patient access to clinician offices for in person testing will affect our revenues.

Contract Revenue

Contract revenues with major pharmaceutical companies relate to ongoing clinical trial contracts and new contracts. Contract revenue can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors. Many of our contracts with third parties are structured to contain milestone billing payments, which typically are advance payments on work yet to be performed. These advanced payments are structured to help fund operations and are included in deferred revenue as the work has not yet been performed. These advance payments will remain in deferred revenue until we process the laboratory portion of the contracts allowing us to recognize the revenue.

We expect that the ongoing COVID-19 pandemic will have an effect on our pharmaceutical customers’ clinical trials. The extent of the effect on our future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic on our pharmaceutical customers’ clinical trials.

Financial Overview

Revenue

We generate revenue through laboratory services that are billed to Medicare, private medical insurance companies and to pharmaceutical companies who order our laboratory services, which can include sample collection kits, assay development, gene expression analysis, data analysis and reporting. Our revenue is generated from two revenue streams, contract revenue and assay revenue. Assay revenue can be highly variable as it is based on payments received by private insurance payors that are not under contract and can vary based on patient insurance coverage, deductibles and co-pays. Contract revenue is ordered by customers on projects that may span over several years. Segments of these contracts may be increased, delayed or eliminated based on the success of each customers’ clinical trials or other factors. We account for revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. The core principle of ASC 606 is that the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The ASC 606 revenue recognition model consists of the following five steps: (1) identify the contracts with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. We adopted ASC 606 on January 1, 2019, using the modified retrospective method and elected to utilize Practical Expedient 1 to apply the modified retrospective method to only contracts which were open as of January 1, 2019.

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

Financing Activities

Convertible Bridge Notes

On May 23, 2019, DermTech Operations, Inc. (formerly known as DermTech, Inc.), or DermTech Operations, and various holders of its convertible bridge notes agreed to amend DermTech Operations’ then outstanding convertible notes that were issued prior to June 5, 2019. As part of the amendment, the maturity dates of the notes were extended to the earliest of (i) September 24, 2019; (ii) the occurrence of an Event of Default (as defined in such notes); (iii) the consummation of a liquidation or dissolution of DermTech Operations (iv) a Liquidation Transaction (as defined in such notes); or (v) the consummation of a merger with or into the Company or any of its subsidiaries.

Between June 5, 2019 and June 10, 2019, DermTech Operations issued additional convertible bridge notes to its existing investors for aggregate gross proceeds of $2.6 million. These convertible bridge notes carried an interest rate of 10% and matured after the earliest to occur of: (i) September 25, 2019; (ii) the occurrence of an Event of Default (as defined in such notes); (iii) the consummation of a liquidation or dissolution of DermTech Operations; (iv) a Liquidation Transaction (as defined in such notes); or (v) the consummation of a merger of DermTech Operations with DT Merger Sub, Inc., a previous subsidiary of the Company, in accordance with the Merger Agreement (as defined below).

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

Immediately following the completion of the Business Combination, the Company changed its name from Constellation Alpha Capital Corp. to DermTech, Inc. and effected a one-for-two reverse stock split of its common stock, or the Reverse Stock Split. Prior to the closing of the Business Combination, the Company’s stock was listed on the Nasdaq Capital Market under the ticker symbol “CNAC.” On August 30, 2019, the Company’s common stock commenced trading on the Nasdaq Capital Market under the ticker symbol “DMTK.”

2019 PIPE Financing

On August 29, 2019, immediately prior to the completion of the Business Combination, the Company issued, in a private placement transaction, or the 2019 PIPE Financing, an aggregate of 3,076,925 shares of common stock at a purchase price, as adjusted for the Reverse Stock Split, of $6.50 per share and 1,231 shares of Series A Convertible Preferred Stock at a purchase price, as adjusted for the Reverse Stock Split, of $6.50 per share of common stock issuable upon conversion thereof, which, are convertible into an aggregate of up to 615,385 shares of common stock, for an aggregate purchase price of $24.0 million, to certain accredited investors pursuant to the terms of separate Subscription Agreements and Amended and Restated Subscription Agreements, dated between May 22, 2019 and August 1, 2019, entered into by the Company and such investors. Each share of Series A Convertible Preferred Stock is convertible into 500 shares of the Company’s common stock, subject to conditions and adjustment as provided in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

2020 PIPE Financing

On February 28, 2020, the Company entered into a securities purchase agreement with certain institutional investors for a private placement of the Company’s equity securities, or the 2020 PIPE Financing. Cowen and Company, LLC served as lead placement agent for the 2020 PIPE Financing, with William Blair & Company, L.L.C. acting as joint placement agent. Lake Street Capital Markets, LLC acted as co-placement agent. The 2020 PIPE Financing closed on March 4, 2020.

Pursuant to the 2020 PIPE Financing, on March 4, 2020 the Company issued an aggregate of 2,467,724 shares of common stock at a purchase price of $10.50 per share, 3,199 shares of Series B-1 Convertible Preferred Stock, or the Series B-1 Shares, at a purchase price of $10.50 per share of common stock issuable upon conversion thereof, which will be convertible into an aggregate of up to 3,198,942 shares of common stock, and 524 shares of Series B-2 Convertible Preferred Stock, or the Series B-2 Shares, at a purchase price of $10.50 per share of common stock issuable upon conversion thereof, which will be convertible into an aggregate of up to 523,809 shares of common stock, for aggregate gross proceeds of approximately $65.0 million. Each Series B-1 Share and Series B-2 Share will be convertible into 1,000 shares of the Company’s common stock, subject to conditions and adjustment as provided in the Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock and the Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock, respectively.

Results of Operations

Three Months Ended March 31, 2020 and March 31, 2019

Assay Revenue

Assay revenues grew $0.6 million, or 239%, to $0.8 million for the three months ended March 31, 2020 compared to $0.2 million for the three months ended March 31, 2019. As much of our assay revenue is driven by the samples that are sent by physicians and physician assistants to our central lab for testing, a key performance measure for us is samples that are received and processed by our central lab successfully, also known as billable samples. Billable samples increased to 5,811 for the three months ended March 31, 2020 compared to 2,338 for the three months ended March 31, 2019. Sample volume is dependent on two major factors; the number of physicians or physician assistants who order an assay in any given quarter and the number of assays ordered by each physician during the period. The number of ordering physicians and the utilization per physician can vary based on a number of factors including the types of patients presenting skin cancer conditions, physician reimbursement, office workflow, market awareness, physician education and other factors.

Contract Revenue

Contract revenues with major pharmaceutical companies increased $0.4 million, or 111%, to $0.8 million for the three months ended March 31, 2020, compared to $0.4 million for the three months ended March 31, 2019, due to accelerating activity with ongoing contracts and new contracts. Contract revenue can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors. Many of our contracts with third parties are structured to contain milestone billing payments, which typically are advanced payments on work yet to be performed. These advanced payments are structured to help fund operations and are included in deferred revenue as the work has not yet been performed. At March 31, 2020, the deferred revenue amount for these contracts, which is the advanced payments minus the value of work performed, was $1.1 million. These advanced payments will remain in deferred revenue until we process the laboratory portion of the contracts allowing us to recognize the revenue.

Cost of Revenue

Cost of revenues increased $0.6 million, or 89%, to $1.2 million for the three months ended March 31, 2020 compared to $0.6 million for the three months ended March 31, 2019. The increase was largely attributable to a higher billable sample volume in 2020. We have been focused on automating more processes within our central laboratory in order to reduce costs and improve efficiency. At current capacity, a majority of the costs of revenue are fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. Much of the cost of revenue expenses incurred primarily relate to salaries and benefits, laboratory supplies, shipping costs, equipment maintenance and calibration, utilities and depreciation. In the near- and long-term future, we remain committed to continuing the automation of our laboratory processes in order to become more cost efficient and productive.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $2.1 million, or 241%, to $2.9 million for the three months ended March 31, 2020 compared to $0.9 million for the three months ended March 31, 2019. The increase was primarily attributable to higher compensation-related costs, including from the hiring of a new Chief Commercial Officer, expansion of the existing sales force and increased spending on advertising activities to increase market exposure. We expect to significantly add to our specialty sales force and payor access teams throughout 2020 and 2021, which would significantly increase our sales and marketing expenses.

Research and Development

R&D expenses increased $0.3 million or 57% to $0.9 million for the three months ended March 31, 2020 compared to $0.6 million for the three months ended March 31, 2019. The increase was due to higher compensation and recruiting costs of expanding the R&D team as well as an increased spend on laboratory supplies to conduct research and development activities. We expect these expenses to increase as we continue to grow the R&D team and focus on the development of our basal and squamous cell skin cancer assays and other products.

General and Administrative

General and administrative expenses increased $2.0 million, or 130%, to $3.5 million for the three months ended March 31, 2020 compared to $1.5 million for the three months ended March 31, 2019. The increase was due to $0.8 million of additional legal fees, $0.1 million of additional accounting fees, $0.5 million in additional headcount-related costs and $0.3 million of additional insurance costs. The increase was primarily due to significant costs required to operate as a publicly traded company, including making filings with the SEC. We expect these expenses to continue to increase as we add additional infrastructure such as human resources, information technology and legal resources. Ongoing expenses include salaries and benefits, facility costs, billing and collections, auditing and legal expenses.

Interest Expense, net

Interest expense decreased $2.0 million or 100% to $0 for the three months ended March 31, 2020 compared to interest expense of $2.0 million for the three months ended March 31, 2019. The significant decrease was due to the extinguishment of the convertible bridge notes that occurred in August 2019 in connection with the Business Combination. We do not expect to incur significant interest expense for future reporting periods in 2020.

Other Expense

Other expense decreased $0.2 million or 100% to $0 for the three months ended March 31, 2020 compared to other expense of $0.2 million for the three months ended March 31, 2019. The significant decrease was due to the extinguishment of the convertible bridge notes that occurred in August 2019 in connection with the Business Combination.

Liquidity and Capital Resources

We have never been profitable and have historically incurred substantial net losses, including net losses of $10.0 million for the twelve months ended December 31, 2018, $19.7 million for the twelve months ended December 31, 2019, and $7.0 million for the three months ended March 31, 2020. As of March 31, 2020, our accumulated deficit was $98.1 million, and we had negative operating cash flow of $7.4 million. In connection with the Business Combination, we completed the 2019 PIPE Financing that raised a total of $24.0 million in gross proceeds in addition to the $1.8 million in cash the Company had on hand at the close of the Business Combination. In addition, we completed the 2020 PIPE Financing in March 2020 that raised a total of $65.0 million in gross proceeds. We have historically financed operations through private placement equity offerings and convertible debt offerings.

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

As of March 31, 2020, our cash and cash equivalents totaled approximately $67.9 million. Based on our current business operations and the additional financing completed in March 2020, we believe our current cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next twelve months. While we believe we have enough capital to fund anticipated operating costs for at least the next 12 months, we expect to incur significant additional operating losses over at least the next several years. We anticipate that we will raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements in order to support our planned operations and to continue developing and commercializing gene expression tests. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments or to take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including:

•	our revenue growth rate and ability to generate cash flows from operating activities;
•

the willingness of clinicians and their patients to use our telemedicine option for the PLA and the duration and extent of the effects of the ongoing COVID-19 pandemic in reducing patient access to clinician offices for in person testing;

•	the duration and extent of the effects of the ongoing COVID-19 pandemic on our pharmaceutical customers’ clinical trials;
•	our sales and marketing and R&D activities;
•	effects of competing technological and market developments;
•	costs of and potential delays in product development;
•	changes in regulatory oversight applicable to our tests; and
•	timing of and costs related to future international expansion.

There can be no assurances as to the availability of additional financing or the terms upon which additional financing may be available to us. If we are unable to obtain sufficient funding at acceptable terms, we may be forced to significantly curtail our operations, and the lack of sufficient funding may have a material adverse impact on our ability to continue as a going concern.

Cash Flow Analysis

Three Months Ended March 31, 2020

Net cash used in operating activities for the three months ended March 31, 2020 totaled $7.4 million, primarily driven by the $7.0 million net loss offset by non-cash related items, including $1.0 million in stock-based compensation and $0.1 million in depreciation. This was offset by cash outflows of $0.7 million through payments of accounts payables and accrued compensation, $0.5 million in the buildup of accounts receivable and $0.3 million related to the recognition of deferred revenue.

Net cash used in investing activities for the three months ended March 31, 2020 totaled $0.2 million, which related predominantly to purchases of laboratory equipment. As we scale our sales force and the resulting expected increase to assay volume, the timing of which increase in volume is uncertain as the ongoing COVID-19 pandemic has resulted in a reduced volume of billable samples received, additional laboratory equipment investment will be needed to install complex automation systems and other genomic testing equipment.

Net cash provided by financing activities for the three months ended March 31, 2020 totaled $60.1 million, which was driven by the $59.9 million in net proceeds raised from the 2020 PIPE Financing.

Off-Balance Sheet Arrangements

As of March 31, 2020 and March 31, 2019, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Significant Judgments and Estimates

Critical accounting policies, significant judgments, and estimates are those that we believe are most important for the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and disclosed in Note 1(i) and Note 1(o) of the condensed consolidated financial statement herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting, despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their operating effectiveness.

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

In addition to the risk factors set forth below, you should review the discussion under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, including our financial statements and the related notes. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occurs, our business and financial results could be harmed. In that case, the market price of our common stock could decline.

Risks Relating to Our Financial Condition and Capital Requirements

We are an emerging growth company with a history of net losses; we expect to incur net losses in the future and may never achieve profitability.

We have historically incurred substantial net losses in each year since our inception, including net losses of $7.0 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $98.1 million.

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

We are an emerging molecular diagnostics company with a limited operating history. Our operations to date have been primarily focused on developing and market testing our technology. We have not obtained regulatory approvals from the Food and Drug Administration, or FDA, for any of our tests as we operate a clinical laboratory under the CLIA guidelines and believe our tests are laboratory developed tests, or LDTs, that are not currently being regulated by the FDA. Consequently, if regulatory approval is determined to be necessary, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or more commercialized products. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this report and also include:

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

Our financial condition, commercialization efforts and results of operations could be adversely affected by the ongoing COVID‑19 pandemic.

Any outbreak of a contagious disease, such as the current COVID‑19 pandemic, or other adverse public health developments, could have a material and adverse effect on our business operations. Such adverse effects could include disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel, and could result in temporary closures of our facilities or the facilities of our collaborators or suppliers, including our sole laboratory.

As COVID‑19 continues to affect individuals and businesses around the globe, we will likely experience disruptions that could severely impact our business, including:

•	closure of or reduced access to physician offices, which would limit our ability to market our tests to physicians and limit physicians’ ability to offer our tests to patients;
•	patient concerns about going to physicians’ offices to have our tests administered in person, even if offices are open;
•

difficulties in transitioning to marketing our telemedicine option for the PLA or processing test results for our telemedicine option, which we recently initiated on an accelerated basis due to the COVID‑19 environment;

•

dependence to a substantial extent on the willingness of clinicians and their patients to use our telemedicine option, as well as on our ability to demonstrate the value of our telemedicine option to payors;

•	limitations on reimbursement of or difficulties in obtaining regulatory approvals for our telemedicine option, which could impede its adoption by physicians and patients;
•

limitations on employee resources that would otherwise be focused on our commercialization and sales efforts, including because of sickness of employees or their families or requirements imposed on employees to avoid contact with large groups of people;

•	delays in our third-party suppliers’ ability to manufacture our tests, including because of interruptions in shipping that may affect the transport of required materials;
•

delays or difficulties marketing our tests to new commercial payors, including due to layoffs, furloughs or diversion of attention of payor employees responsible for negotiating coverage contracts for our PLA;

•	interruptions in our laboratory operations, including because of the inability of our suppliers to timely obtain laboratory reagents, equipment or other materials due to increased global demand;
•	loss of patient insurance coverage due to unemployment caused by COVID‑19, which would likely result in a decline in our sales growth if and as we secure additional insurance contracts; and
•	interruption of our clinical studies due to quarantines or other limitations on travel or access to facilities imposed or recommended by federal, state or local governments, employers or others.

In addition, the continued spread of COVID‑19 globally and implementation of mitigation measures could adversely affect our manufacturing and supply chain. Parts of our direct and indirect supply chain are located overseas and may accordingly be subject to restrictions on export to the U.S. or other disruptions. Additionally, our results of operations have been adversely affected by COVID‑19 and such effects could be expected to worsen to the extent that the COVID‑19 pandemic persists and continues to harm the U.S. economy in general. The extent to which COVID‑19 affects our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional information that may emerge concerning the severity of COVID‑19 and ongoing actions to contain COVID‑19 or mitigate its impact, among others, which could have a further adverse effect on our business, financial condition, results of operations, and cash flows.

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

Uncertainty surrounds third-party payor reimbursement of any test incorporating new technology, including tests developed using our technologies. Technology assessments of new medical tests conducted by research centers and other entities may be disseminated to interested parties for informational purposes. Third-party payors and health care providers may use such technology assessments as grounds to deny coverage for a test or procedure. Technology assessments can include evaluation of clinical utility studies, which define how a test is used in a particular clinical setting or situation. In March 2019, the Draft LCD proposed coverage for the PLA. In late October 2019, the AMA provided us with a Current Procedural Technology Proprietary Laboratory Analysis code for our PLA of 0089U, or the PLA Code. Pricing of $760 for the PLA Code was published on December 24, 2019 as part of the CLFS for 2020. The Final LCD was made available on December 26, 2019 and our PLA became eligible for Medicare reimbursement on February 10, 2020. Medicare does not currently cover our Nevome test.

Because each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse our tests, seeking payor approvals is a time-consuming and costly process. We cannot be certain that coverage for our current tests and our planned future tests will be provided in the future by additional third-party payors or that existing policy decisions or reimbursement levels will remain in place or be fulfilled under existing terms and provisions. In addition, the coding procedure used by all third-party payors with respect to establishing payment rates for various procedures, including our tests, is complex, does not currently adapt well to the genetic tests we perform and may not enable coverage or adequate reimbursement rates for our tests. If we cannot obtain or maintain coverage and reimbursement from private and governmental payors such as Medicare and Medicaid for our current tests, or new tests or test enhancements that we may develop in the future, our ability to generate revenues could be limited, which may have a material adverse effect on our financial condition, results of operations, and cash flows. Measures have been undertaken to reduce payment rates for and decrease utilization of the clinical laboratory testing generally, including the Protecting Access to Medicare Act of 2014, or PAMA, which has resulted in reduced rates on the CLFS. These reductions may also impact our PLA and Nevome test and may also impact tests we develop in the future. Because of the cost-trimming trends, third-party payors that cover and provide reimbursement for our tests and our planned tests may suspend, revoke, or discontinue coverage at any time, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues, which may have a material adverse effect on our financial condition, results of operations, and cash flows. Additionally, if we are not able to obtain sufficient clinical information in support of our tests, third-party payors could designate our tests as experimental or investigational and decline to cover and reimburse our tests because of this designation. As a result of these factors, obtaining approvals from third-party payors to cover our tests and establishing adequate reimbursement levels is an unpredictable, challenging, time-consuming, and costly process, and we may never be successful. Further, we have experienced in the past, and will likely experience in the future, delays and interruptions in the receipt of payments from third-party payors due to missing documentation and/or other issues, which could cause delay in recognizing our revenue.

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

As of March 31, 2020, our cash and cash equivalents totaled approximately $67.9 million. On February 28, 2020, we entered into a securities purchase agreement with certain institutional investors for a private placement, which closed on March 4, 2020, of our equity securities for aggregate gross proceeds of approximately $65.0 million, and net proceeds to the Company of approximately $60.0 million, after deducting estimated offering expenses payable by the Company. Based on our current business operations and the additional financing completed in March 2020, we believe our current cash and cash equivalents, will be sufficient to meet our anticipated cash requirements for at least the next twelve months. We anticipate that we will need to raise additional capital through equity offerings, debt financings, collaborations, or licensing arrangements in the future in order to satisfy our anticipated liquidity requirements. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:

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

The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also could provide for rights, preferences, or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences, and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products, or grant licenses on terms that are not favorable to us. Additional equity or debt financing might not be available on reasonable terms, if at all. If we cannot secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more R&D programs or sales and marketing initiatives. In addition, we may have to work with a partner on one or more of our development programs, which could lower the economic value of those programs to us. We will also need to raise additional capital to expand our business to meet our long-term business objectives. Additional financing may be from the sale of equity or convertible or other debt securities in a public or private offering, from a credit facility or strategic partnership coupled with an investment in us, or a combination of both. For further discussion of our liquidity requirements as they relate to our long-term plans, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources.”

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

In recent years, we have incurred significant costs in connection with the development of our tests. For the three months ended March 31, 2020, our R&D expenses were $0.9 million, our sales and marketing expenses were $2.9 million and our general and administrative expenses were $3.5 million. For the three months ended March 31, 2019, our R&D expenses were $0.6 million, our sales and marketing expenses were $0.9 million and our general and administrative expenses were $1.5 million. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current tests and our planned other tests, grow our sales and marketing organization, drive adoption of and reimbursement for our tests, and develops new tests. As a result, we need to generate significant revenues in order to achieve profitability.

We may not be able to generate sufficient revenue from the commercialization of PLA and the Nevome test, or successfully develop and commercialize other tests to achieve or sustain profitability.

We launched the PLA assay during the first half of 2016. We launched the Nevome test in 2018. We are in varying stages of R&D for other tests that we may offer in the future. We believe that our commercialization success is dependent upon our ability to significantly increase the number of customers who are using our tests. In addition, demand for our tests may not increase as quickly as planned and we may be unable to increase our revenue levels as expected. We are currently not profitable. Even if we succeed in increasing adoption of PLA and the Nevome test by dermatologists, in maintaining and creating relationships with our existing and new customers, and developing and commercializing additional molecular diagnostic testing products, we may not be able to generate sufficient revenue to achieve or sustain profitability.

If we are unable to execute our marketing strategy for PLA and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our business.

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

The telemedicine market is immature and unpredictable, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity or if limitations on reimbursement or difficulties in obtaining regulatory approvals impede our ability to adopt telemedicine, the growth of our business will be harmed.

With respect to our telemedicine solution, the telemedicine market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of clinicians and their patients to use our telemedicine solution, as well as on our ability to demonstrate the value of our telemedicine solution to health plans and other purchasers of healthcare for beneficiaries. Negative publicity concerning our telemedicine solution or the telemedicine market as a whole could limit market acceptance of our solution. If clinicians or their patients do not believe that our telemedicine solution can provide melanoma testing as accurate as our clinical studies have already proven, or if clinicians or their patients are not willing to utilize the clinician-supervised remote collection process then a market for our solution may be slow to develop, or may not develop at all. Changes by state professional licensing boards to the standards of care or other requirements governing the practice of telemedicine, including any such requirements from federal regulatory bodies, could impact the success of our telemedicine solution. Additionally, reimbursement may not be available from government and third party payors for the teledermatology services or remote collection supervision services that are provided by clinicians as part of our telemedicine solution.  Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telemedicine could limit market acceptance of our solution. If any of these events occurs, it could have a material adverse effect on our business, financial condition or results of operations, especially given the ongoing COVID-19 pandemic and patients’ reduced access to physician offices for testing.

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

Our future success will depend in part upon our ability to enhance PLA, and to develop, introduce, and commercialize other novel innovative and non-invasive diagnostics tests and services. New test development involves a lengthy and complex process and we may be unable to commercialize new or improved tests or any other products we may develop on a timely basis, or at all.

Our future success will depend in part upon our ability to enhance PLA, and to develop new innovative products. Our failure to successfully develop new products on a timely basis could have a material adverse effect on our revenue, results of operations, and business.

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

As we develop new tests and other products, we will have to make significant investments in product development, as well as sales and marketing resources. In addition, competitors may develop and commercialize competing products faster than we are able to do so, which could have a material adverse effect on our revenue, results of operations and business.

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

Our future success depends on our ability to successfully commercialize PLA, as well as our ability to develop and market other tests that use our proprietary technology platform. The scientific discoveries that form the basis of our proprietary technology platform and our tests are relatively new. We are not aware of any other gene expression tests such as ours and there can be no assurance that physicians will be willing to use them. If we do not successfully develop and commercialize our tests based upon our technological approach, we may not become profitable and the value of our common stock may decline.

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

We also face competition from companies that offer device products or are conducting research to develop device products for analysis of pigmented lesions. In particular, MELA Sciences, Inc., used to market its MelaFind® device to dermatologists, but we believe they no longer actively market this product. Scibase AB and Verisante Technology, Inc. have devices under development and may market their medical products directly to dermatologists if and when they obtain FDA, approval. In addition to these companies, our competitors also include other device companies selling photographic technologies, whole body photography services, dermatoscopes, or confocal microscopy, such as Fotofinder, Molemate, Canfield Scientific, MedX, and Caliber I.D. Many of these groups, in addition to operating R&D laboratories, are selling equipment and devices.

In addition to these device companies, Myriad Genetics, Inc. offers an expression test for melanoma that is used on surgical biopsy specimens. Myriad Genetics, Inc. could also try and market their test as a biopsy aid at the point-of-care. Gene expression testing is a relatively new area of science, especially in dermatology and we cannot predict what tests others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the tests we develop. There are a number of companies that are focused on the oncology diagnostic market and expression tests including Exact Sciences Corporation, Veracyte, Inc., Genomic Health, Inc. and others.

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

We believe clinical utility studies will show how the PLA changes the decision-making of the dermatologist when making a surgical biopsy decision, particularly to avoid performing a surgical biopsy when the test is negative. Clinical utility studies also show the impact of the test results on patient care and management. Clinical utility studies are typically performed with collaborating dermatologists at medical centers and hospitals, analogous to a clinical trial, and generally result in peer-reviewed publications.

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

The Adhesive Skin Sample Collection Kits we distribute are manufactured by a third party supplier. This manufacturer assembles several components, including the key adhesive patch trifold, into a finished product, then labels, stores, and ships this finished product. The adhesive tape subcomponent of the adhesive patches is provided by a single-source third party. This tape is assembled into the individual adhesive patches by another third-party supplier.

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

Our business strategy contemplates possible international expansion, including partnering with academic and commercial testing laboratories, and introducing the PLA or other future products outside the United States and exporting the Adhesive Skin Sample Collection Kit. We are currently testing samples through a distributor in Canada. Doing business internationally involves a number of risks, including:

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
•

natural or man-made disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease (such as the ongoing COVID‑19 pandemic), boycotts, curtailment of trade, and other business restrictions; and

•

failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, by maintaining accurate information and control over sales activities and distributors’ activities, as well as similar foreign anti-bribery and anti-corruption laws that may become applicable to our business.

Any of these risks, if encountered, could significantly harm our future international expansion and operations and, consequently, have a material adverse effect on our financial condition, results of operations, and cash flows.

Declining general economic and business conditions as a result of the COVID‑19 pandemic have had a negative impact on our business, and the extent and duration of the effects of the COVID‑19 pandemic and economic downturn are difficult to predict, which makes our future performance more difficult to predict.

Economic and business prospects in the United States and other countries have declined rapidly due to the COVID‑19 pandemic and resulting restrictions on individual and business activity to mitigate the pandemic. These factors, coupled with decreased business and consumer confidence and substantial unemployment resulting from the declared global pandemic of COVID‑19 and restrictions on activity, have precipitated a sharp economic slowdown and recession, and the economic climate may deteriorate further. The extent and duration of the effects of the COVID‑19 pandemic and economic downturn are difficult to predict, which makes our future performance more difficult to predict. If the COVID‑19 pandemic and economic downturn persist, or if they worsen, we expect that our business, including our access to patient samples and the addressable market for our tests will continue to be adversely affected, resulting in a further negative impact on our business, financial condition, results of operations and cash flows.

Intrusions into our computer systems could result in compromise of confidential information and our ability to continue operations (in event of a cyber-attack).

Despite the implementation of security measures, our technology or systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, or similar problems. Any of these might result in confidential medical, business, or payment information, including as may be disclosed as part of a credit card transaction, or other information of other persons or of us, including employees, being revealed to unauthorized persons. Additional use of remote working technology as a result of the COVID‑19 pandemic may increase these vulnerabilities.

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

We rely on FedEx and UPS for the distribution of our Adhesive Skin Sample Collection Kits to customers, as well as to transport patient specimens back to our laboratory facility for processing. The FedEx or UPS facilities involved in such distribution may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, communications failure, infectious disease outbreaks, or terrorism. Any material destruction to their facilities could adversely affect the ability of FedEx or UPS to meet the needs of our customers. In addition, a disruption or slowdown in the operations of FedEx or UPS, including as a result of the COVID‑19 pandemic and restrictions on business activity, damage to the facilities of FedEx or UPS or a strike by FedEx or UPS employees, could cause delays in our ability to fulfill customer orders and may cause orders to be cancelled, lost, or delivered late, our shipments to be returned, or receipt of shipments to be refused, any of which could adversely affect our business and our results of operations. If our shipping costs were to increase as a result of an increase by FedEx or UPS or as a result of obtaining a new third-party logistics company and if we are unable to pass on these higher costs to our customers, it could have a material adverse effect on our results of operations and business, financial condition, results of operation and cash flows.

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

Further, the ACA established the Physician Payments Sunshine Act, or the Sunshine Act, which imposes reporting and disclosure requirements for applicable device manufacturers of covered products and those entities under common ownership that provide assistance and support to applicable manufacturers, with regard to payments or other transfers of value made to certain practitioners (including physicians and teaching hospitals) and certain investment ownership interests held by physicians in the reporting entity. We are not subject to the Physician Payments Sunshine Act provisions at this time. However, if the FDA later determines that the Adhesive Skin Sample Collection Kit or any of our current or future products are subject to premarket clearance or approval process and such products are considered to be reimbursable by Medicare or Medicaid, we would be subject to the Physician Payments Sunshine Act and thus its reporting requirements.

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

We have a current certificate of accreditation from the Centers for Medicare and Medicaid Services, or CMS, to perform high-complexity testing, which is managed by California Laboratory Field Services, or CA LFS. To renew this certificate, we are subject to survey and inspection every two years. We hold a certificate of accreditation because we are accredited by the College of American Pathologists, or CAP, which sets standards than are higher than the CLIA regulations. CAP is an independent, non-governmental organization of board-certified pathologists that accredits laboratories nationwide on a voluntary basis. Because CAP has deemed status with CA LFS, our biennial inspections will be performed by teams formed by CAP. Sanctions for failure to comply with CAP or CLIA requirements, including proficiency testing violations, may include suspension, revocation, or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as the imposition of significant fines or criminal penalties. In addition, we are subject to regulation under state laws and regulations governing laboratory licensure. Two states, one of which is New York, have enacted state licensure laws that are more stringent than CLIA.

Failure to maintain CLIA certification, CAP accreditation, or required state licenses could have a material adverse effect on the sales of our tests and the results of our operations.  If we were to lose our CLIA certification, CAP accreditation or California laboratory license, whether as a result of a revocation, suspension, or limitation, we would no longer be able to offer our tests, which would limit our revenues and harm our business. If we were to lose our license in any other state where we are required to hold a license, we would not be able to test specimens from those states. In addition, state and foreign requirements for laboratory certification may be costly or difficult to meet and could affect our ability to receive specimens from certain states or foreign countries. We have received samples from all 50 U.S. states and certain provinces in Canada. Each state maintains independent licensure, registration, or certification procedures with which we must maintain compliance in order to receive and test samples from that location. Maintaining compliance with the myriad of state and foreign requirements is time consuming and resource intensive and failure to maintain compliance could result in sanctions.

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

The laws and regulations governing the marketing of diagnostic products are evolving, extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Pursuant to its authority under the federal Food, Drug, and Cosmetic Act, or FDCA, the FDA has jurisdiction over medical devices, including in vitro diagnostics and, therefore, potentially our clinical laboratory tests. Among other things, pursuant to the FDCA and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. Although the FDA has asserted that it has authority to regulate the development and use of LDTs, such as our and many other laboratories’ tests, as medical devices, it has generally exercised enforcement discretion and is not otherwise regulating most tests developed and performed within a single high complexity CLIA-certified laboratory. The FDA could, at any time, change its policy with regard to this matter or Congress could take action to amend the law to change the current regulatory framework for in vitro diagnostics and LDTs. For example, the Verifying Accurate, Leading-edge IVCT Development, or VALID, Act recently introduced in Congress would codify into law the term “in vitro clinical test” in order to create a new medical product category separate from medical devices that would include products currently regulated as in vitro diagnostics as well as LDTs.

We believe that our tests, as utilized in our clinical laboratory, are and would be LDTs. As a result, we believe that pursuant to the FDA’s current policies and guidance, the FDA does not require that we obtain regulatory clearances or approvals for our LDTs. In addition, we believe the Adhesive Skin Sample Collection Kit we provide for collection and transport of skin samples from a health care provider to our clinical laboratory is considered a Class I medical device subject to the FDA’s general device controls but exempt from premarket review. However, the FDA could assert the specimen collection kit is non-exempt or is a Class II device, which would subject it to premarket clearance or approval processes, which could be time-consuming and expensive. While we believe that we are currently in material compliance with applicable laws and regulations, we cannot assure you that the FDA, or other regulatory agencies, would agree with our determinations, and any determination by the government that we have violated the FDCA or any FDA regulations, or a public announcement that we are being investigated for possible violations of these laws, could adversely affect our business, prospects, results of operations, or financial condition.

Even though we commercialize our tests as LDTs, our tests may in the future become subject to more onerous regulation by the FDA. For example, the FDA may disagree with our assessment that our tests fall within the definition of an LDT and seek to regulate our tests as medical devices. The FDA has, for over the past decade, been introducing proposals to end enforcement discretion and to bring LDTs clearly under existing FDA regulatory frameworks and Congress has recently been working on legislation to create an LDT and in vitro diagnostic regulatory framework that would be separate and distinct from the existing medical device regulatory framework. On March 5, 2020, U.S. Representatives Diana DeGette (D-CO) and Dr. Larry Bucshon (R-IN) formally introduced the VALID Act in the House and an identical version of the bill was introduced in the U.S. Senate by Senators Michael Bennet (D-CO) and Richard Burr (R-NC). As anticipated from a discussion draft of the legislation released for or stakeholder comment in December 2018, the VALID Act would codify into law the term “in vitro clinical test,” or IVCT, to create a new medical product category separate from medical devices, and bring all such products within the scope of FDA’s oversight. It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by the President.

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

Additionally, should future regulatory actions affect any of the reagents we obtain from suppliers and use in conducting our tests, our business could be adversely affected in the form of increased costs of testing or delays, limits, or prohibitions on the purchase of reagents necessary to perform our testing. While we qualify all materials used in our products in accordance with the regulations and guidelines of CLIA, the FDA could promulgate regulations or guidance documents impacting our ability to purchase materials necessary for the performance of our tests. If any of the reagents we obtain from suppliers and use in our tests are affected by future regulatory actions, our business could be adversely affected, including by increasing the cost of testing or delaying, limiting, or prohibiting the purchase of reagents necessary to perform testing with our products.

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

If the FDA decides to require that we obtain 510(k) clearance, premarket approvals pursuant to a PMA, or any other type of premarket authorization in order for us to commercialize our current PLA, the Nevome test, or our planned future tests, we may be required to conduct additional clinical testing before submitting a regulatory submission for commercial marketing authorization. In addition, as part of our long-term strategy we may plan to seek FDA clearance or approval for certain gene expression tests in order to permit them to be offered by other clinical laboratories in addition to our own; however, we would need to conduct additional clinical validation activities on our tests before we could submit an application for FDA approval or clearance. Clinical trials must be conducted in compliance with FDA regulations or the FDA may take certain enforcement actions or reject the data. We believe it would likely take two years or more to conduct the clinical studies and trials necessary to obtain approval from the FDA to commercially launch our current tests and our planned future tests outside of our clinical laboratory.

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
•

Health Insurance Portability and Accountability Act, or HIPAA, which imposes comprehensive federal standards with respect to the privacy and security of protected health information, or PHI, and requirements for the use of certain standardized electronic transactions; amendments to HIPAA under the Health Information Technology for Economic and Clinical Health Act, or HITECH, which strengthened and expanded HIPAA privacy and security compliance requirements, increased penalties for violators, extended enforcement authority to state attorneys general and imposed requirements for breach notification;

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

There are a number of state, federal and international laws protecting the privacy and security of health information and personal data.  Under the administrative simplification provisions of HIPAA, the U.S. Department of Health and Human Services, or HHS, has issued regulations which establish uniform standards governing the conduct of certain electronic health care transactions and protecting the privacy and security of PHI used or disclosed by health care providers and other covered entities.

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

We believe that our customer base and potential patient populations are active on social media and intend to engage through those platforms to elevate our national marketing presence. Social media practices in the pharmaceutical, biotechnology and medical device industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, one of our products, which could result in reporting obligations or the need for us to conduct an investigation. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us or our products on any social networking website. If any of these events were to occur or we otherwise fail to comply with any applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business.

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

Our ability to protect our discoveries and technologies affects our ability to compete and to achieve profitability. Currently, we rely on a combination of U.S. and foreign patents and patent applications, copyrights, trademarks and trademark applications, confidentiality or non-disclosure agreements, material transfer agreements, licenses, consulting agreements, work-for-hire agreements, and invention assignment agreements to protect our intellectual property rights. We also maintain certain company know-how, trade secrets, and technological innovations designed to provide us with a competitive advantage in the marketplace as trade secrets. Currently, we own five issued U.S. patents, seven pending U.S. patent applications (two provisional and five non-provisional), several corresponding foreign counterpart patents and applications, and four PCT applications, relevant to our testing methodology and expression profiles. While we intend to pursue additional patent applications, it is possible that our pending patent applications and any future applications may not result in issued patents. Even if patents are issued, third parties may independently develop similar or competing technology that avoids our patents. Further, we cannot be certain that the steps we have taken will prevent the misappropriation of our trade secrets and other confidential information as well as the misuse of our patents and other intellectual property, particularly in foreign countries where we have not filed for patent protection.

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

Our net operating loss, or NOL, carryforwards, may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act, or TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely and NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, under the TCJA, as modified by the CARES Act, for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in taxable years beginning after December 31, 2017 is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the TCJA, as modified by the Cares Act.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its carryforwards to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we underwent an ownership change in connection with or after the Business Combination, our ability to utilize NOLs could be further limited by Section 382 of the IRC. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the IRC. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing and any future NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have not conducted a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since inception due to the significant complexity and cost associated with such a study.

U.S. federal income tax reform could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the TCJA that significantly reforms the IRC. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation on the deductibility of interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for NOLs generated in taxable years beginning after December 31, 2017 to 80% of current year taxable income, elimination of NOL carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, reduction or elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The CARES Act modifies certain provisions of the TCJA. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021, and increases the amount of interest expense that may be deducted to 50% of adjusted taxable income for taxable years beginning in 2019 or 2020. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA, as modified by the CARES Act, is uncertain and our business and our financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the TCJA, as modified by the CARES Act. The impact of the TCJA, as modified by the CARES Act, on holders of our common stock is also uncertain and could be adverse. You are urged to consult with your legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

Risks Related to Our Securities

There is no assurance that we will continue satisfying the listing requirements of the Nasdaq Capital Market.

Our common stock is listed on the Nasdaq Capital Market. To maintain our listing we are required to satisfy continued listing requirements. There can be no assurance we will continue satisfying such continued listing requirements, which include that the closing bid price of our common stock be at least $1 per share, that we have at least 300 round lot holders and at least 500,000 publicly held shares, that the market value of our publicly held securities be at least $1 million, and that we meet one of these standards: stockholders' equity of at least $2.5 million; market value of listed securities of at least $35 million; or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. The delisting of our common stock for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in the loss of interest from institutional investors, the loss of confidence in our company by investors and employees, and in fewer financing, strategic and business development opportunities; and result in potential breaches of agreements under which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. In addition, the delisting of our common stock for whatever reason may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

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

Provisions of our charter documents or Delaware law could delay or prevent an acquisition of us, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change our management.

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
•

the exclusive right of our board of directors to elect a director to fill a vacancy however created, whether by the expansion of our board of directors, the resignation, death or removal of a director, or otherwise;

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
•

a requirement of approval of at least 75% of all outstanding shares of our capital stock entitled to vote to amend any bylaws by stockholder action, or to amend specific provisions of our certificate of incorporation.

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

In addition, our Amended and Restated Certificate of Incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware will be the exclusive forum, or the Delaware Chancery forum provision, for: any derivative action or proceeding brought on our behalf; any action or proceeding asserting a breach of fiduciary duty owed to us, our stockholders, or any of our current or former directors, officers or other employees; any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to the Delaware General Corporation Law, our Amended and Restated Certificate of Incorporation, or our bylaws; any action or proceeding to interpret apply, enforce or determine the validity of our Amended and Restated Certificate of Incorporation or our Bylaws; any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended, or the Securities Act, the Securities Exchange Act of 1934, as amended, or the Exchange Act, or any claim for which the federal courts have exclusive jurisdiction.

The Delaware Chancery forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the exclusive forum provisions contained in our Amended and Restated Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

Further, on March 18, 2020, the Delaware Supreme Court ruled that provisions of a Delaware corporation’s certificate of incorporation that designate a federal forum for securities claims brought pursuant to the Securities Act, or federal forum provisions, are valid and enforceable under Delaware law, or the March 2020 Ruling. Consistent with the March 2020 Ruling, on April 12, 2020, our board of directors approved a Certificate of Amendment to the Amended and Restated Certificate of Incorporation, or the 2020 Certificate of Amendment, which was submitted to our stockholders for their approval at our upcoming 2020 annual meeting of stockholders. If the 2020 Certificate of Amendment is approved by our stockholders, we will file the 2020 Certificate of Amendment with the Delaware Secretary of State to add a federal forum provision to our Amended and Restated Certificate of Incorporation which provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Various U.S. Supreme Court cases offer support for the argument that federal forum provisions do not violate federal policy. However, the March 2020 Ruling applies only to claims brought in Delaware state courts, and it is not binding on any other state court or the federal courts. Therefore, we are unable to predict whether a state court in any other state or a federal court would enforce a federal forum provision such as the one set forth in the 2020 Certificate of Amendment.

We proposed adoption of the 2020 Certificate of Amendment to reduce the costs and inefficiencies to the Company that would result from a Securities Act claim being litigated in both state and federal courts, which is permissible under our Amended and Restated Certificate of Incorporation. Such simultaneous state and federal litigation could also result in inconsistent judgments and rulings, and adopting the 2020 Certificate of Amendment could reduce this risk. However, the federal forum provision set forth in the 2020 Certificate of Amendment may discourage Securities Act claims or limit a stockholder’s ability to submit claims in a judicial forum that the stockholder finds favorable, and may result in additional costs for a stockholder seeking to bring such a claim.

Provisions in our charter and other provisions of Delaware law could limit the price that investors are willing to pay in the future for shares of our common stock.

We expect the price of our common stock may be volatile and may fluctuate substantially.

The stock market in general and the market for life sciences companies in particular, have experienced extreme volatility that has often been unrelated to companies’ operating performance. In addition, the stock market in general has recently experienced relatively large price and volume fluctuations in response to the COVID-19 pandemic. The market price for our common stock may be influenced by many factors, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 4, 2020, we issued to a registered placement agent, or the Placement Agent, and its designees, warrants, or the 2020 Placement Agent Warrants, exercisable for an aggregate of 15,724 shares of our common stock at an exercise price of $9.54 per share, in connection with the Placement Agent’s assistance in marketing and selling preferred units of DermTech Operations in offerings conducted between 2016 and 2018. The 2020 Placement Agent Warrants may be exercised on or prior to February 4, 2027 by delivery of a notice of exercise and the exercise price to the Company. The 2020 Placement Agent Warrants expire at 5:00 p.m. Pacific time on February 4, 2027.

The exercise price under the 2020 Placement Agent Warrants is payable by wire transfer or certified, cashier’s or other check acceptable to the Company, or, if applicable, upon surrender and cancellation of indebtedness.  Additionally, the 2020 Placement Agent Warrants may be exercised on a cashless basis. If a holder of the 2020 Placement Agent Warrants elects to exercise such warrants on a cashless basis, the electing holder would pay the exercise price by surrendering the applicable 2020 Placement Agent Warrants for that number of shares equal to the quotient obtained by dividing (x) the product of the number of shares underlying the 2020 Placement Agent Warrants, multiplied by the difference between the exercise price of the 2020 Placement Agent Warrants and the “fair market value” (defined below) by (y) the fair market value.  The “fair market value” for purposes of the 2020 Placement Agent Warrants is the closing bid price of our common stock or the closing price quoted on the national securities exchange on which our common stock is listed, as applicable, on the first trading day preceding the date of determination of the fair market value.

The exercise price and number of shares issuable on exercise of the 2020 Placement Agent Warrants may be adjusted in certain circumstances, including in the event of a reorganization, recapitalization, merger or consolidation of the Company, a reclassification of our shares, or a subdivision or consolidation of the shares of our common stock. No fractional shares will be issued upon the exercise of the 2020 Placement Agent Warrants.

The issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving any public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the securities.

Item 6. Exhibits.

The following documents are filed as part of this Form 10-Q.

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended		10-K	001-38118	3/11/2020
4.1	2020 Form of Placement Agent Warrant		S-1/A	333-235780	2/6/2020
4.2	Form of Omnibus Warrant Amendment for 2015 and July 2016 Placement Agent Warrants		S-1	333-237991	5/4/2020
4.3	Omnibus Warrant Amendment for December 2016, 2017 and 2018 Placement Agent Warrants, dated as of March 30, 2020 by and between the Company and Paulson Investment Company, LLC		S-1	333-237991	5/4/2020
10.1	Fifth Amendment to Lease and Signage Lease, dated February 5, 2020, by and between the Company and HCP Torrey Pines, LLC		S-1/A	333-235780	2/6/2020
10.2*	2020 Form of Stock Option Agreement and Forms of Stock Option Grant Notice under the Amended and Restated 2010 Stock Plan of the Company		8-K	001-38118	1/21/2020
10.3*	2020 Form of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Award Grant Notice under the Amended and Restated 2010 Stock Plan of the Company		8-K	001-38118	1/21/2020
10.4*	Non-Employee Director Compensation Policy, dated January 30, 2020		10-K	001-38118	3/11/2020
10.5	Securities Purchase Agreement, dated February 28, 2020, by and among the Company and the Purchasers identified on the signature pages thereto		8-K	001-38118	3/2/2020
10.6	Form of Registration Rights Agreement by and among the Company and the Purchasers		8-K	001-38118	3/2/2020
10.7*	2020 Corporate Bonus Plan of the Company		8-K	001-38118	3/24/2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DermTech, Inc.

Date: May 13, 2020	By:	/s/ John Dobak
John Dobak, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2020	By:	/s/ Kevin Sun
Kevin Sun
Chief Financial Officer (Principal Financial and Accounting Officer)