Form 10-Q
period 2020-06-30
DermTech, Inc.
filed 2020-08-05
CIK 1651944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 18,229,364 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DERMTECH, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$61,102	$15,374
Accounts receivable	722	680
Inventory	83	35
Prepaid expenses and other current assets	547	1,061
Total current assets	62,454	17,150
Property and equipment, net	2,069	977
Other assets	167	84
Total assets	$64,690	$18,211
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$813	$1,609
Accrued compensation	1,264	1,142
Accrued liabilities	1,305	218
Deferred revenue	1,017	1,390
Deferred underwriting fees	1,363	1,363
Total current and total liabilities	5,762	5,722
Commitments and contingencies:
Series A convertible preferred stock, $0.0001 par value per share; 1,250 Series A shares authorized as of June 30, 2020 and December 31, 2019; 1,231 shares issued and outstanding at June 30, 2020 and December 31, 2019; $8.1 million and $7.6 million liquidation preference at June 30, 2020 and December 31, 2019	—	—
Series B-2 convertible preferred stock, $0.0001 par value per share; 525 and zero Series B-2 shares authorized as of June 30, 2020 and December 31, 2019; 524 and zero shares issued and outstanding at June 30, 2020 and December 31, 2019; $6.9 million and zero liquidation preference at June 30, 2020 and December 31, 2019	—	—
Stockholders’ equity:
Common stock, $0.0001 par value per share; 50,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 18,229,364 and 12,344,818 shares issued and outstanding at June 30, 2020 and December 31, 2019	2	1
Additional paid-in capital	166,455	103,599
Accumulated deficit	(107,529)	(91,111)
Total stockholders’ equity	58,928	12,489
Total liabilities, convertible preferred stock and stockholders’ equity	$64,690	$18,211

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Assay revenue	$648	$285	$1,445	$520
Contract revenue	196	329	956	690
Total revenues	844	614	2,401	1,210
Cost of revenues	1,445	686	2,648	1,320
Gross profit/(loss)	(601)	(72)	(247)	(110)
Operating expenses:
Sales and marketing	3,433	1,032	6,377	1,896
Research and development	864	518	1,761	1,090
General and administrative	4,529	1,706	8,043	3,235
Total operating expenses	8,826	3,256	16,181	6,221
Loss from operations	(9,427)	(3,328)	(16,428)	(6,331)
Other expense:
Interest income/(expense)	10	(324)	10	(2,292)
Other expense	—	(40)	—	(224)
Total other income/(expense)	10	(364)	10	(2,516)
Net loss and comprehensive loss	$(9,417)	$(3,692)	$(16,418)	$(8,847)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	16,149,496	4,419,781	14,625,069	4,415,553
Net loss per common share outstanding, basic and diluted	$(0.58)	$(0.84)	$(1.12)	$(2.00)

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Six Months Ended June 30, 2020 & June 30, 2019

(in thousands, except share and per share data)

(Unaudited)

	Series C convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance, December 31, 2018	1,524,122	$—	4,411,567	$1	$66,021	$(71,377)	$(5,355)
Cumulative effect adjustment of accounting method change	—	—	—	—	—	(45)	(45)
Stock-based compensation	—	—	—	—	258	—	258
Net loss	—	—	—	—	—	(5,156)	(5,156)
Balance, March 31, 2019	1,524,122	$—	4,411,567	$1	$66,279	$(76,578)	$(10,298)
Issuance of common stock from option exercises	—	—	37,264	—	41	—	41
Stock-based compensation	—	—	—	—	258	—	258
Net loss	—	—	—	—	—	(3,692)	(3,692)
Balance, June 30, 2019	1,524,122	$—	4,448,831	$1	$66,578	$(80,270)	$(13,691)

	Series A convertible preferred stock		Series B-1 convertible preferred stock		Series B-2 convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance, December 31, 2019	1,231	$—	—	$—	—	$—	12,344,818	$1	$103,599	$(91,111)	$12,489
Issuance of common stock at $10.50 per share, net of $2.0 million in issuance costs	—	—	—	—	—	—	2,467,724	—	23,891	—	23,891
Issuance of Series B-1 convertible preferred stock at $10,500 per share, net of $2.6 million in issuance costs	—	—	3,199	—	—	—	—	—	30,971	—	30,971
Issuance of Series B-2 convertible preferred stock at $10,500 per share, net of $0.4 million in issuance costs	—	—	—	—	524	—	—	—	5,071	—	5,071
Issuance of common stock from option exercises	—	—		—		—	85,061	—	253	—	253
Issuance of common stock from warrant exercises	—	—	—	—	—	—	2,098	—	11	—	11
Issuance costs in connection with Form S-1 registration statement	—	—	—	—	—	—	—	—	(77)	—	(77)
Stock-based compensation	—	—	—	—	—	—	—	—	1,022	—	1,022
Net loss	—	—	—	—	—	—	—	—	—	(7,001)	$(7,001)
Balance, March 31, 2020	1,231	$—	3,199	$—	524	$—	14,899,701	$1	$164,741	$(98,112)	$66,630
Conversion of Series B-1 convertible preferred stock to common stock	—	—	(3,199)	—	—	—	3,198,949	1	—	—	1
Issuance of common stock from option exercises and RSU releases	—	—	—	—	—	—	81,277	—	123	—	123
Issuance of common stock from warrant exercises	—	—	—	—	—	—	49,437	—	471	—	471
Issuance costs in connection with Form S-1 registration statement	—	—	—	—	—	—	—	—	(5)	—	(5)
Stock-based compensation	—	—	—	—	—	—	—	—	1,125	—	1,125
Net loss	—	—	—	—	—	—	—	—	—	(9,417)	$(9,417)
Balance, June 30, 2020	1,231	$—	—	$—	524	$—	18,229,364	$2	$166,455	$(107,529)	$58,928

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,418)	$(8,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	148	38
Stock-based compensation	2,147	515
Amortization of debt discount and issuance costs	—	1,832
Change in fair value of derivative liability	—	224
Changes in operating assets and liabilities:
Accounts receivable	(42)	142
Inventory	(48)	(3)
Prepaid expenses and other current assets	432	(36)
Accounts payable and accrued compensation	(712)	685
Accrued liabilities and deferred revenue	713	190
Net cash used in operating activities	(13,780)	(5,260)
Cash flows from investing activities:
Purchases of property and equipment	(1,201)	(12)
Net cash used in investing activities	(1,201)	(12)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with private placement offering, net	23,889	—
Proceeds from issuance of Series B-1 Convertible Preferred Stock, net	30,968	—
Proceeds from issuance of Series B-2 Convertible Preferred Stock, net	5,071	—
Payments of issuance costs in connection with Form S-1 registration statement	(77)	—
Proceeds from exercise of common stock warrants	482	—
Proceeds from exercise of stock options	376	41
Proceeds from convertible notes payable	—	2,600
Net cash provided by financing activities	60,709	2,641
Net increase/(decrease) in cash and cash equivalents	45,728	(2,631)
Cash and cash equivalents, beginning of period	15,374	4,753
Cash and cash equivalents, end of period	$61,102	$2,122
Supplemental cash flow information:
Purchases of property and equipment recorded in accounts payable	$39	—
Debt discount and derivative liability at issuance of convertible notes payable	—	$270

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

During and following the first and second quarters of 2020, there has been a widespread worldwide impact from the COVID-19 pandemic. The Company is considered an essential business due to the importance of early melanoma detection, which has allowed the Company’s CLIA laboratory to remain fully operational. The Company has implemented additional safety measures and social distancing with its CLIA laboratory operations and has transitioned administrative functions to working remotely. Beginning in March 2020 and continuing through the second quarter of 2020, the ongoing COVID-19 pandemic has reduced patient access to clinician offices for in-person testing, which has resulted in a reduced volume of billable samples received during the second quarter of 2020. The Company expects the impact to billable sample volume to continue until patient access to in-person testing fully resumes or telemedicine options are more widely adopted. Additionally, the ongoing COVID-19 pandemic has negatively affected and will continue to negatively affect the Company’s pharmaceutical customers’ clinical trials. The extent of such effect on the Company’s future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic on the Company’s pharmaceutical customers’ clinical trials.

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

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the useful life of the asset. The Company recorded depreciation expense of $0.1 million and $19,000 for the three months ended June 30, 2020 and 2019, respectively, and $0.1 million and $38,000 during the six months ended June 30, 2020 and 2019, respectively. No property or equipment was disposed of during the three or six months ended June 30, 2020 and 2019. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses for the three or six months ended June 30, 2020 and 2019.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. As of June 30, 2020, the Company maintained $61.1 million in a sweep account, which maintains cash balances throughout various interest bearing bank accounts under the $250,000 insurance limit provided by the Federal Deposit Insurance Corporation for one federally insured financial institution. The Company has not experienced any losses in such accounts.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year and prior year operating losses, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of June 30, 2020.

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

Assay Revenue

The Company generates revenues from its Pigmented Lesion Assay (“PLA”) and Nevome services it provides to healthcare clinicians in various states throughout the United States to assist in a clinician’s diagnosis of melanoma. The Company provides prescribing clinicians with its adhesive sample collection kits to perform non-invasive skin biopsies of clinically ambiguous pigmented skin lesions on patients. The Company also offers clinicians a telemedicine solution where they can request the PLA collection kit be sent to the patient’s home for a clinician-guided remote collection on ambiguous pigmented skin lesions. Once the sample is collected by the healthcare clinician or the patient via the telemedicine solution, it is returned to the Company’s CLIA laboratory for analysis. The patient RNA and deoxyribonucleic acid (“DNA”) is extracted from the adhesive patch collection kit and analyzed using gene expression technology to determine if the pigmented skin lesion contains certain genomic features indicative of melanoma. Upon completion of the gene expression analysis, a final report is drafted and provided to the dermatologists detailing the test results for the pigmented skin lesion indicating whether the sample collected is indicative of melanoma or not.

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

(a) Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by revenue source during the three and six months ended June 30, 2020 and 2019, respectively, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Assay Revenue
PLA Test	$648	$285	$1,445	$520
Contract Revenue
Adhesive Patch kits	24	169	38	335
RNA Extractions	94	85	764	200
Project Management Fees	78	75	154	153
Other	—	—	—	2
Total Revenue	$844	$614	$2,401	$1,210

(b) Contract Balances and Deferred Revenue

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue on the condensed consolidated balance sheets.

In a majority of agreements that produce contract revenue, the Company receives a substantial up-front payment and additional payments upon the achievement of various milestones over the life of the agreement. This results in deferred revenue and is relieved upon delivery of the applicable adhesive patch kits or RNA extraction results. Changes in accounts receivable and deferred revenue were not materially impacted by any other factors.

The Company records a deferred revenue liability if a customer pays consideration before the Company transfers a good or service to the customer. Deferred revenue primarily represents upfront milestone payments, for which consideration is received prior to when goods/services are completed or delivered. Deferred revenue at June 30, 2020 and December 31, 2019 was $1.0 million and $1.4 million, respectively.

(j)	Accounts Receivable

Assay Accounts Receivable

Due to the nature of the Company’s assay revenue, it can take a significant amount of time to collect upon billed PLA services. The Company prepares an analysis on reimbursement collections and data obtained for each financial reporting period to determine the amount of receivables to be recorded relating to PLA services performed in the applicable period. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Adjustments for implicit price concessions attributable to variable consideration are incorporated into the measurement of the accounts receivable balances. The Company recorded $0.7 million and $0.5 million of gross assay accounts receivable as of June 30, 2020 and December 31, 2019, respectively.

Contract Accounts Receivable

Contract accounts receivable are recorded at the net invoice value and are not interest bearing. The Company reserves specific receivables if collectability is no longer reasonably assured, and as of June 30, 2020, the Company did not maintain any reserve over contract receivables as they deal with large established credit worthy customers. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company recorded $36,000 and $0.3 million of contract accounts receivable as of June 30, 2020 and December 31, 2019, respectively.

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

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average common shares outstanding during the period. Because there is a net loss attributable to common shareholders during the three and six months ended June 30, 2020 and 2019, the outstanding common stock warrants, stock options, restricted stock units and preferred stock have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share are the same. Diluted net loss per common share for the six months ended June 30, 2020 excludes the effect of anti-dilutive equity instruments including 1,139,194 shares of common stock issuable upon conversion of the Company’s preferred stock, 4,153,631 shares of common stock issuable upon the exercise of outstanding common stock warrants and 1,798,900 shares of common stock issuable upon the exercise of stock options and release of restricted stock units (“RSUs”). Diluted net loss per common share for the six months ended June 30, 2019 excludes the effect of anti-dilutive equity instruments including 1,524,122 shares of common stock issuable upon conversion of the Company’s preferred stock, 646,886 shares of common stock issuable upon the exercise of outstanding warrants and 1,567,011 shares of common stock issuable upon the exercise of stock options and release of RSUs. The Company did not consider a two-class method of loss per share given that the Company’s convertible participating securities do not participate in losses.

(o)	Stock-Based Compensation

Effective January 1, 2020, the Company elected an accounting policy change to no longer estimate forfeitures in connection with expense recognition of stock options and RSUs. All stock options and RSUs granted on or subsequent to January 1, 2020 will recognize forfeitures when they occur in accordance with Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718). In addition, effective January 1, 2020, the Company has elected to recognize stock-based compensation expense over the requisite service period of options and awards on a ratable basis. The Company believes that the recognition of stock-based compensation on a ratable basis is more aligned with their business practices of granting options and awards. The accounting policy change does not have a material effect on the Company’s condensed consolidated financial statements.

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

RSUs are considered restricted stock. The fair value of restricted stock is equal to the fair market value of the underlying stock, as determined by the board of directors, management and input from outside valuation experts prior to the Business Combination. Subsequent to the close of the Business Combination, the fair market value of RSUs is based on the closing stock price on the grant date. The Company recognizes stock-based compensation expense based on the fair value on a ratable basis over the requisite service periods of the awards. RSUs that are granted to employees have a requisite service period typically between two and four years.

All stock options and RSUs granted prior to January 1, 2020 will maintain the estimated forfeiture approach and will be recognized over the requisite service period using the straight-line method.

The fair value of each option for employees was estimated on the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Assumed risk-free interest rate	0.43% - 0.44%	2.24%	0.43% - 1.69%	2.24% - 2.51%
Assumed volatility	68.34%	73.20%	64.03% - 68.34%	72.30% - 73.20%
Expected option term	5.55 - 6.25	6.08	5.04 - 6.25	6.04 - 6.08
Expected dividend yield	—	—	—	—

The Company recorded stock-based compensation expense for employee options, RSUs, common stock warrants, and consultant options of $1.1 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $2.1 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively. The total compensation cost related to non-vested awards not yet recognized at June 30, 2020 was $12.6 million, which is expected to be recognized over a weighted average term of 3.13 years.

(p)	Fair Value Measurements

The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the Company’s fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no other assets or liabilities that were measured at fair value on a recurring basis as of June 30, 2020 or December 31, 2019. The Company believes the carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these accounts.

(q)	Accounting Pronouncement Recently Adopted

In June 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting, which simplifies accounting for nonemployee share-based payment transactions to now include share-based payment transactions for acquiring goods and services from nonemployees. This new standard is effective for interim and annual periods beginning December 15, 2019 and early adoption is permitted. The Company adopted this guidance on January 1, 2020, and it did not have a material impact on the condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modified the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. This new standard is effective for interim and annual periods beginning December 15, 2019 and early adoption is permitted. The Company adopted this guidance on January 1, 2020, and it did not have a material impact on the condensed consolidated financial statements.

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

2. Balance Sheet Details

Condensed consolidated balance sheet details are as follows (in thousands):

	June 30, 2020	December 31, 2019
Prepaid expenses and other current assets:
Prepaid insurance	$345	$951
Prepaid trade shows	15	85
Prepaid advertising fees	55	—
Prepaid subscription fees	82	21
Other current assets	50	4
Total prepaid expenses and other current assets	$547	$1,061
Property and equipment, gross:
Laboratory equipment	$1,756	$1,135
Computer equipment	41	15
Furniture and fixtures	63	34
Leasehold improvements	596	32
Total property and equipment, gross	2,456	1,216
Less accumulated depreciation	(387)	(239)
Total property and equipment, net	$2,069	$977

	June 30, 2020	December 31, 2019
Accrued compensation:
Accrued paid time off	$459	$309
Accrued bonus and deferred compensation	796	465
Accrued severance	9	368
Total accrued compensation	$1,264	$1,142
Accrued liabilities:
Accrued consulting services	$41	$37
Accrued lawsuit settlement	1,011	—
Accrued printing fees	—	55
Deferred rent	96	88
Other accrued expenses	157	38
Total accrued liabilities	$1,305	$218

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

Several of the embedded features of the 2018 Bridge Notes were identified as meeting the criteria of a derivative and ultimately bifurcated from the host contract. DermTech Operations accounted for this by separating the derivative component of the 2018 Bridge Notes as a derivative liability on the condensed consolidated balance sheet. DermTech Operations assigned a value to the debt component of the 2018 Bridge Notes equal to the difference between the estimated fair value of the 2018 Bridge Notes with and without the conversion features, which resulted in DermTech Operations recording the 2018 Bridge Notes at a discount. The total debt discount amount as of the respective date of issuance of the 2018 Bridge Notes was determined to be $2.5 million. DermTech Operations amortized the debt discount over the contractual life (i.e., March 31, 2019) of the 2018 Bridge Notes as additional non-cash interest expense utilizing the effective interest method. At each financial reporting period, DermTech Operations remeasured the fair value of the embedded features bifurcated from the 2018 Bridge Notes (i.e., the derivative liability) and changes in the fair value are recognized in earnings. Losses relating to the change in fair value of the derivative liability recognized as other expense on the Statement of Operations and Comprehensive Loss were zero and $36,000 for the three months ended June 30, 2020 and 2019, respectively, and zero and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

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

In addition, immediately prior to the consummation of a DermTech Operations merger with or into the Company or any of its subsidiaries substantially on the terms contemplated as of the date of the amendment to the outstanding convertible notes on or before September 24, 2019 (“Qualifying Merger”), the outstanding principal amount of and all accrued but unpaid interest on each of the convertible notes would automatically be converted into shares of the DermTech Operations’ common stock at a price per share equal to 70% of the Merger Consideration. For purposes of the preceding sentence, the “Merger Consideration” means (i) the lesser of $6.46 and (ii) the offering price per share of the private investment in public equity transaction to be consummated concurrently with the consummation of the Qualifying Merger (the “2019 PIPE Financing”) multiplied by the Conversion Ratio. For the purposes of the preceding sentence, the “Conversion Ratio” means the quotient resulting from dividing 8,000,000 by the number of fully diluted shares of the Company as of immediately after the conversion of the notes.

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

The unpaid principal amount of these convertible bridge notes together with any interest accrued but unpaid thereon, would automatically be converted into shares of DermTech Operations’ common stock immediately prior to the consummation of a Qualifying Merger. Upon the conversion of these notes, the note holders were entitled to receive a number of shares of DermTech Operations’ common stock equal to the quotient obtained by dividing (i) the unpaid principal amount of these notes plus interest accrued but unpaid thereon, by (1) if the Qualifying Merger consummates prior to the maturity date, the lesser of (x) $5.80 and (y) 90% of the Merger Consideration (as defined below), or (2) if the Qualifying Merger consummates on or after the maturity date, the lesser of (x) $4.51 and (y) 70% of the Merger Consideration. For purposes of the preceding sentence, the “Merger Consideration” means the offering price per share of the 2019 PIPE Financing between Constellation and the investors thereto, consummated substantially concurrently with the consummation of the Qualifying Merger, multiplied by the Conversion Ratio (as defined below). For purposes of the preceding sentence, the “Conversion Ratio” means the quotient resulting from dividing 8,000,000 by the number of the Company’s fully diluted shares immediately prior to the consummation of the Qualifying Merger, assuming exercise of all outstanding options, issuance of all common stock underlying outstanding RSU awards, exercise of all outstanding warrants, and conversion of all outstanding convertible promissory notes, including these notes and any other note of substantially the same form, but excluding all shares of DermTech Operations’ common stock reserved and available for future grant under any equity incentive or similar plan of DermTech Operations, and in each case as adjusted for stock splits, combinations and similar transactions, all calculated in accordance with the final allocation schedule delivered in connection with the Qualifying Merger.

Several of the embedded features of the 2019 Bridge Notes were identified as meeting the criteria of a derivative and ultimately bifurcated from the host contract. DermTech Operations accounted for this by separating the derivative component of the 2019 Bridge Notes as a derivative liability on the condensed consolidated balance sheet. The Company assigned a value to the debt component of the 2019 Bridge Notes equal to the difference between the estimated fair value of the 2019 Bridge Notes with and without the conversion features, which resulted in DermTech Operations recording the 2019 Bridge Notes at a discount. The total debt discount amount as of the respective date of issuance of the 2019 Bridge Notes was determined to be $0.3 million. DermTech Operations amortized the debt discount over the contractual life (i.e., September 25, 2019) of the 2019 Bridge Notes as additional non-cash interest expense utilizing the effective interest method. At each financial reporting period, DermTech Operations remeasured the fair value of the embedded features bifurcated from the 2019 Bridge Notes (i.e., the derivative liability) and changes in the fair value were recognized in earnings. Losses relating to the change in fair value of the derivative liability recognized as other expense on the Statement of Operations and Comprehensive Loss were zero and $3,000 for the three months ended June 30, 2020 and 2019, respectively, and zero and $3,000 for the six months ended June 30, 2020 and 2019, respectively.

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

There was no liability balance for the Company’s 2019 Bridge Notes or 2018 Bridge Notes as of June 30, 2020 and December 31, 2019.

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

(b)	DermTech Operations Series C Convertible Preferred Stock Financing

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

(c)	Series A Convertible Preferred Stock Financing

In connection with the 2019 PIPE Financing and on August 29, 2019, immediately following the completion of the Business Combination, the Company filed a Certificate of Designation of Preferences, Rights and Limitations for the Company’s Series A Convertible Preferred Stock (the “Series A Certificate of Designation”). An aggregate of 1,231 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $4.0 million were issued to certain accredited investors.

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

At the Company’s annual meeting held on May 26, 2020, the Company’s stockholders voted to approve the 2020 PIPE Financing. As a result, on May 27, 2020 the 3,199 outstanding shares of Series B‑1 Convertible Preferred Stock were automatically converted into an aggregate of 3,198,949 shares of common stock.

Preferred Dividends

Holders of the Company’s Series B-1 Convertible Preferred Stock (the “Series B-1 Convertible Preferred Stock”) were entitled to receive dividends on an as-converted basis equal to and in the same form as dividends paid on shares of the Company’s common stock when, as and if these dividends were paid on the Company’s common stock.

Preferred Liquidation Preference

Holders of the Series B-1 Convertible Preferred Stock were to participate pari passu with the holders of the Company’s common stock on an as-converted basis in the event of dissolution, liquidation or winding up of the Company.

Redemption

The Series B-1 Convertible Preferred Stock did not contain any mandatory redemption features. The Series B-1 Convertible Preferred Stock was classified as temporary equity in the accompanying condensed consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in beneficial ownership events outside of the Company’s control. The Company previously determined not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such events would occur.

Conversion

Each Series B-1 Share was converted into 1,000 shares of the Company’s common stock at a conversion price of $10.50 on May 27, 2020, which was the first trading day after the approval of the 2020 PIPE Financing by the stockholders of the Company (the “Stockholder Approval”).

Voting Rights

The Series B-1 Shares had no voting rights, except with respect to certain protective provisions set forth in the Series B-1 Certificate of Designation relating to the powers, preferences and rights of such shares.

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

Conversion

Each Series B-2 Share is convertible into 1,000 shares of the Company’s common stock at a conversion price equal to $10.50, subject to adjustment as provided in the Series B-2 Certificate of Designation. Each Series B-2 Share is convertible into Company common stock at the option of the holder, provided that conversion will be prohibited (i) until the first trading day after the Stockholder Approval, which occurred on May 27, 2020, and (ii) following the Stockholder Approval, if, as a result of any such conversion, the holder would beneficially own in excess of 9.99% of the total number of shares of Company common stock outstanding immediately after giving effect to such conversion. The Company refers to the conversion limitation described in clause (ii) of the preceding sentence as the Beneficial Ownership Limitation. A holder of Series B-2 Shares may reset the Beneficial Ownership Limitation to a higher or lower number upon providing written notice to the Company. Any such notice providing for an increase to such Holder’s Beneficial Ownership Limitation will be effective on the 61st day after its delivery to the Company.

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

Public Warrants

The Company previously issued 14,936,250 warrants to purchase common stock in public and private placement offerings which were consummated on June 23, 2017 (the “Public Warrants”). The Public Warrants have a five year life from the date the Business Combination was consummated and every four Public Warrants entitle the holder to purchase one share at an exercise price of $23.00 per whole share (as adjusted for the Reverse Stock Split). Outstanding Public Warrants totaled 14,936,250 at June 30, 2020 and December 31, 2019.

Series C Warrants

In connection with DermTech Operations’ Series C Preferred Stock financing that took place between 2016 and 2018, investors that purchased at least $1 million of Series C Convertible Preferred Stock in a single closing received a three-year warrant to purchase common shares at an exercise price of $9.54 in the amount equal to 20% of shares of Series C Preferred Stock purchased. Outstanding Series C warrants totaled 143,222 and 202,897 at June 30, 2020 and December 31, 2019, respectively.

Placement Agent Warrants

In connection with several of DermTech Operations’ financings that took place between 2015 and 2018, DermTech Operations engaged a registered placement agent to assist in marketing and selling of common and preferred units. From 2015 to 2016, 168,522 seven-year warrants were issued to purchase one common share at an exercise price of $8.68. From 2016 to 2018, 72,658 seven-year warrants were issued to purchase one common share at an exercise price of $9.54. In 2020, the Company issued 15,724 seven-year warrants to purchase one common share at an exercise price of $9.54 in connection with the Company’s 2018 Bridge Note financing. Outstanding placement agent warrants totaled 254,026 and 241,217 at June 30, 2020 and December 31, 2019, respectively.

(i)	Stock-Based Compensation

2010 Stock Option Plan

In connection with the Business Combination, the Company adopted DermTech Operations’ Amended and Restated 2010 Stock Option Plan (the “2010 Plan”), which provided for the granting of incentive and non-statutory stock options and restricted stock purchase rights and bonus awards. Under the 2010 Plan, incentive and non-statutory stock options were granted at not less than 100% of the fair market value of the Company’s common stock on the date of grant. For incentive stock options granted to a ten percent shareholder under the 2010 Plan, the exercise price was not less than 110% of the fair market value of a share of stock on the effective date of grant. DermTech Operations initially reserved 1.0 million shares of common stock for issuance to its employees, non-employee directors and consultants. The 2010 Plan included a provision which annually increased the amount of common stock reserved for issuance under the 2010 Plan. The contractual term of options granted under the 2010 Plan was ten years. Vesting provisions varied based on the specific terms of the individual option awards. At the Company’s annual meeting held on May 26, 2020, the Company’s shareholders voted to approve the DermTech, Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which terminated the 2010 Plan. No additional awards will be granted under the 2010 Plan, however, all outstanding awards under the 2010 Plan remain in effect. Zero and 0.1 million options remained available for future grant under the 2010 Plan as of June 30, 2020 and December 31, 2019, respectively.

2020 Equity Incentive Plan

On May 26, 2020, the Company’s stockholders approved the adoption of the 2020 Plan, which provides for the granting of incentive and non-qualified stock options, restricted stock and stock-based awards. Under the 2020 Plan, incentive and non-qualified stock options may be granted at not less than 100% of the fair market value of the Company’s common stock on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the combined voting power of all classes of the Company’s capital stock, the exercise price may not be less than 110% of the fair market value of the Company’s common stock on the date of grant and the term of the option may not be longer than five years.

The 2020 Plan authorizes the Company to issue up to 1,900,000 shares of the Company’s common stock pursuant to awards granted under the 2020 Plan, plus the number of shares underlying any stock option and other stock-based awards previously granted under the 2010 Plan that are forfeited, canceled, or terminated (other than by exercise) on or after May 26, 2020; provided that no more than 1,400,000 shares may be added to the 2020 Plan pursuant to such forfeitures, cancellations and terminations. In addition, the number of shares available for issuance under the 2020 Plan will automatically increase on the first day of each fiscal year beginning in fiscal year 2021 and ending on the second day of fiscal year 2025, by an amount equal to the smaller of (i) 3.5% of the number of shares of common stock outstanding on such date and (ii) an amount determined by the administrator of the 2020 Plan. The 2020 Plan will expire on April 12, 2030 or an earlier date approved by a vote of the Company’s stockholders or board of directors. The contractual term of options granted under the 2020 Plan is not more than ten years. Vesting provisions vary based on the specific terms of the individual option awards. 1,401,802 shares remained available for future grant under the 2020 Plan as of June 30, 2020.

2020 Employee Stock Purchase Plan

On May 26, 2020, the Company’s stockholders approved the adoption of the Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), which allows for full-time and certain part-time employees of the Company to purchase shares of common stock at a discount to fair market value. Eligible employees enroll in a six-month offering period during the open enrollment period prior to the start of that offering period. A new offering period begins approximately every March 1 and September 1. At the end of each offering period, the accumulated deductions are used to purchase shares of the Company’s common stock. Shares are purchased at a price equal to 85% of the lower of: (i) the fair market value of our common stock on the first business day of an offering period or (ii) the fair market value of our common stock on the last business day of an offering period.

The ESPP authorizes the Company to issue up to 400,000 shares of the Company’s common stock. In addition, the number of shares available for issuance under the ESPP will automatically increase on the first day of each of the Company’s fiscal years beginning in 2021 and ending on the first day of 2030, in an amount equal to the lesser of (i) 300,000 shares, (ii) 1% of the shares of Company common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company. 400,000 shares remained available for future grant under the ESPP as of June 30, 2020.

Management Warrants

Warrants to purchase DermTech Operations common stock were issued to executive officers of DermTech Operations in lieu of issuing certain stock options (the “Management Warrants”). The Management Warrants were assumed by the Company in connection with the Business Combination. The Management Warrants have a ten-year life and are exercisable for Company common stock at $1.08 per common share. The Management Warrants vested monthly over a four-year period. Outstanding Management Warrants totaled 22,320 at June 30, 2020 and December 31, 2019.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at June 30, 2020 and December, 31 2019 (in thousands):

	June 30, 2020	December 31, 2019
Warrants to purchase common stock	420	466
Public Warrants to purchase common stock*	3,734	3,734
Stock options issued and outstanding	1,160	444
RSUs issued and outstanding	639	—
Authorized for future option grants	1,402	143
Authorized for future ESPP purchases	400	—
Total common stock reserved for future issuance	7,755	4,787

* Four Public Warrants are needed to purchase one share of common stock. The numbers presented above reflect the amount of shares of common stock underlying Public Warrants.

5. Income Taxes

The Company has reported net losses since inception and therefore, the minimum provision for state income taxes has been recorded. The federal statutory rate was 21% at June 30, 2020 and December 31, 2019, respectively, and the effective income tax rate for the Company’s provision for income taxes was 0% at June 30, 2020 and December 31, 2019, respectively.

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

Rent and associated common area maintenance expense totaled $0.6 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively and $0.8 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively.

Future minimum operating lease payments for the operating facilities as of June 30, 2020 were (in thousands):

Remainder of 2020	$670
2021	1,371
2022	1,411
2023	478
Total future minimum lease payments	$3,930

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

Legal Proceedings

On July 7, 2020, the Company and LifeSci Capital LLC (“LifeSci”) participated in a mediation regarding a dispute that arose between them relating to the Business Combination and the 2019 PIPE Financing. During such mediation, the Company and LifeSci informally agreed to settle all claims and disputes between them. On July 14, 2020, the Company and LifeSci entered into a formal settlement agreement, pursuant to which the Company agreed to issue on or about September 4, 2020 in a private placement a variable number of shares of the Company’s common stock to LifeSci in the aggregate value of $1.0 million based upon the fair market value of a share of the Company’s common stock (the “Settlement Agreement”).  Under the Settlement Agreement, the “fair market value of a share of common stock” shall be deemed to be the average of the closing prices of the Company’s common stock on the Nasdaq Capital Market over the five-day period ending on September 3, 2020. In lieu of paying LifeSci the full settlement amount in shares, the Company may, at its discretion, pay 50% of the settlement amount in cash and the remaining 50% in common shares. The Company determined that the Settlement Agreement constitutes a recognized subsequent event and was accrued for as of June 30, 2020.

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

9. Related Party Transactions

During 2019 and 2020, the Company engaged EVERSANA Life Science Services, LLC (“EVERSANA”) to provide certain marketing services to the Company. Leana Wood, the spouse of Todd Wood, the Company’s Chief Commercial Offer, is an employee of EVERSANA. The Company incurred $0.3 million and zero in costs for the three months ended June 30, 2020 and 2019, respectively, and $0.6 million and zero in costs for the six months ended June 30, 2020 and 2019, respectively.

On October 1, 2019, the Company entered into a consulting agreement with Michael Dobak pursuant to which the Company will compensate Michael Dobak, in an amount not to exceed $100,000, for certain public relations and marketing services. On July 28, 2020, the Company and Michael Dobak entered into an amendment to such consulting agreement to modify the terms of Michael Dobak’s compensation. The amended consulting agreement compensates Michael Dobak $15,000 per month for the period May 11, 2020 through September 30, 2020 and also grants him a restricted stock unit award that fully vests in a single installment on August 31, 2020 and represents the contingent right to receive 5,000 shares of common stock on January 2, 2021. Michael Dobak is the brother of Dr. John Dobak, the Company’s Chief Executive Officer. The Company incurred $47,000 and zero in costs for the three months ended June 30, 2020 and 2019, respectively, and $0.1 million and zero in costs for the six months ended June 30, 2020 and 2019, respectively.

There were no other related party transactions identified in 2020 and 2019.

10. Subsequent Events

On July 14, 2020, the Company entered into the Settlement Agreement with LifeSci. Refer to Note 6 – Legal Proceedings for more information relating to the Settlement Agreement.

The Company considered subsequent events through August 5, 2020, the date the condensed consolidated financial statements were available to be issued.

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

Events, Trends and Uncertainties

The Pigmented Lesion Assay, or PLA, became eligible for Medicare reimbursement on February 10, 2020. In late October 2019, the American Medical Association, or AMA, provided us with a Proprietary Laboratory Analyses Code, or PLA Code. Pricing of $760 for the PLA Code was published on December 24, 2019 as part of the Centers for Medicare and Medicaid Services Laboratory Fee Schedule, or CLFS, for 2020. The Medicare Final Coverage Decision, or Final LCD, expanded the coverage proposal in the Draft LCD from one to two tests per date of service and it allows clinicians to order our PLA if they have sufficient skill and experience to decide whether a pigmented lesion should be biopsied. Our local Medicare Administrative Contractor, Noridian Healthcare Solutions, LLC, or Noridian, has issued its own Local Coverage Decision, or LCD, announcing coverage of our PLA. Even though the effective date of Noridian’s LCD was June 7, 2020, Noridian began reimbursing us for our PLA as of February 10, 2020. With Medicare coverage granted, we have the opportunity to approach commercial payors and as a result, we believe that the PLA may generate significant revenues in 2021 and 2022.

Despite the grant of Medicare coverage for the PLA, uncertainty surrounds third-party payor reimbursement, including governmental and commercial payors, of any test incorporating new technology, including tests developed using our technologies. Because each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse our tests, seeking payor approvals is a time-consuming and costly process. We cannot be certain that coverage for our current tests and our planned future tests will be provided in the future by additional third-party payors or that existing policy decisions, or reimbursement levels will remain in place or be fulfilled under existing terms and provisions. If we cannot obtain or maintain coverage and reimbursement from private and governmental payors such as Medicare and Medicaid for our current tests, or new tests or test enhancements that we may develop in the future, our ability to generate revenues could be limited. This may have a material adverse effect on our business, financial condition, results of operation, and cash flows.

Revenue Effects Related to COVID-19 Pandemic

Assay Revenue

Given that much of our assay revenue is driven by the samples that are sent by physicians and physician assistants, or collectively, clinicians, to our central lab for testing, a key performance measure for us is samples that are received and processed by our central lab successfully, also known as billable samples. Sample volume is dependent on two major factors: the number of clinicians who order an assay in any given quarter and the number of assays ordered by each clinician during the period. The number of ordering clinicians and the utilization per clinician can vary based on a number of factors including the types of patients presenting skin cancer conditions, clinician reimbursement, office workflow, market awareness, clinician education and other factors.

Beginning in March 2020 and continuing through the second quarter of 2020, the ongoing COVID-19 pandemic has reduced patient access to clinician offices for in-person testing, which has resulted in a reduced volume of billable samples received. April 2020 billable sample volume was down by approximately 80%, commensurate with the closure of dermatology offices, compared to the average monthly billable sample volume for January and February of 2020 prior to the beginning of the stay-at-home orders. April 2020 billable sample volume decreased by approximately 56% compared to April 2019. Despite the downturn in billable samples in April 2020, we saw a stabilization of billable sample volume throughout the rest of the second quarter as various states and dermatology offices began to open throughout the country. June 2020 billable sample volume was approximately 5% lower than our average monthly billable sample volume for January and February 2020. However, billable sample volume for the three months ended June 30, 2020 was up 12% compared to the same period of the prior year, and June 2020 billable sample volume increased 90% compared to June 2019. Billable sample volume exceeded pre-pandemic levels in July 2020 even without all dermatology practices returning to full operations. Billable sample volumes could continue to be impacted by the resurgence of the virus in the future.

We have made available beginning in late April 2020 a telemedicine option for the PLA, but the telemedicine market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. While the COVID-19 pandemic is ongoing and clinician offices continue to remain closed or close again due to the rolling back of reopening plans in various states, we expect that our revenues will depend to an extent on the willingness of clinicians and their patients to use our telemedicine option for the PLA, as well as on our ability to demonstrate the value of our telemedicine option to health plans and other purchasers of healthcare for beneficiaries. We also expect that the duration and extent of the effects of the ongoing COVID-19 pandemic in reducing patient access to clinician offices for in-person testing will affect our revenues.

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

The ongoing COVID-19 pandemic has negatively affected and will continue to negatively affect our pharmaceutical customers’ clinical trials. The extent of such effect on our future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic on our pharmaceutical customers’ clinical trials.

Financial Overview

Revenue

We generate revenue through laboratory services that are billed to Medicare, private medical insurance companies and to pharmaceutical companies who order our laboratory services, which can include sample collection kits, assay development, gene expression analysis, data analysis and reporting. Our revenue is generated from two revenue streams: contract revenue and assay revenue. Assay revenue can be highly variable as it is based on payments received by private insurance payors that are not under contract and can vary based on patient insurance coverage, deductibles and co-pays. Contract revenue is ordered by customers on projects that may span over several years, which can be highly variable. Segments of these contracts may be increased, delayed or eliminated based on the success of each customers’ clinical trials or other factors.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses are primarily related to our specialty field sales force, market research, reimbursement efforts, trade show attendance, public relations, and general marketing. We expect these expenses to increase significantly as we expand our direct consumer marketing efforts and continue to add to our specialty sales force and payor access teams throughout 2020 and 2021.

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

General and Administrative Expenses

Our general and administrative expenses consist of senior management compensation, consulting, legal, billing and collections, human resources, information technology, accounting, insurance, and general business expenses. We expect our general and administrative expenses, especially insurance, accounting, and legal fees, to continue to increase due to operating as a publicly traded company.

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

2020 PIPE Financing

On February 28, 2020, the Company entered into a securities purchase agreement with certain institutional investors for a private placement of the Company’s equity securities, or the 2020 PIPE Financing. Cowen and Company, LLC served as lead placement agent for the 2020 PIPE Financing with William Blair & Company, L.L.C. acting as joint placement agent. Lake Street Capital Markets, LLC acted as co-placement agent. The 2020 PIPE Financing closed on March 4, 2020.

Pursuant to the 2020 PIPE Financing, on March 4, 2020 the Company issued an aggregate of 2,467,724 shares of common stock at a purchase price of $10.50 per share, 3,199 shares of Series B-1 Convertible Preferred Stock, or the Series B-1 Shares, at a purchase price of $10.50 per share of common stock issuable upon conversion thereof, which were convertible into an aggregate of up to 3,198,942 shares of common stock, and 524 shares of Series B-2 Convertible Preferred Stock, or the Series B-2 Shares, at a purchase price of $10.50 per share of common stock issuable upon conversion thereof, which are convertible into an aggregate of up to 523,809 shares of common stock, for aggregate gross proceeds of approximately $65.0 million. At the Company’s annual meeting held on May 26, 2020, the Company’s stockholders voted to approve the 2020 PIPE Financing, which resulted in the automatic conversion of the Series B-1 Shares into 3,198,949 shares of common stock on May 27, 2020. Each Series B-2 Share may be converted into 1,000 shares of the Company’s common stock, subject to conditions and adjustment as provided in the Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock.

Results of Operations

Three and Six Months Ended June 30, 2020 and June 30, 2019

Assay Revenue

Assay revenues grew $0.4 million, or 128%, to $0.6 million for the three months ended June 30, 2020 compared to $0.3 million for the three months ended June 30, 2019. Assay revenues grew $0.9 million, or 178%, to $1.4 million for the six months ended June 30, 2020 compared to $0.5 million for the six months ended June 30, 2019. Billable samples increased to 3,228 for the three months ended June 30, 2020 compared to 2,875 for the three months ended June 30, 2019. Billable samples increased to 9,039 for the six months ended June 30, 2020 compared to 5,213 for the six months ended June 30, 2019. Sample volume is dependent on two major factors: the number of clinicians who order an assay in any given quarter and the number of assays ordered by each clinician during the period. The number of ordering clinicians and the utilization per clinician can vary based on a number of factors including the types of patients presenting skin cancer conditions, clinician reimbursement, office workflow, market awareness, clinician education and other factors.

Contract Revenue

Contract revenues with major pharmaceutical companies decreased $0.1 million, or 41%, to $0.2 million for the three months ended June 30, 2020, compared to $0.3 million for the three months ended June 30, 2019. Contract revenues increased $0.3 million, or 39%, to $1.0 million for the six months ended June 30, 2020, compared to $0.7 million for the six months ended June 30, 2019. Contract revenue can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors. The ongoing COVID-19 pandemic has negatively affected and will continue to negatively affect our pharmaceutical customers’ clinical trials. The extent of such effect on our future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic on our pharmaceutical customers’ clinical trials. Many of our contracts with third parties are structured to contain milestone billing payments, which typically are advanced payments on work yet to be performed. These advanced payments are structured to help fund operations and are included in deferred revenue as the work has not yet been performed. As of June 30, 2020, the deferred revenue amount for these contracts, which is the advanced payments minus the value of work performed, was $1.0 million. These advanced payments will remain in deferred revenue until we process the laboratory portion of the contracts allowing us to recognize the revenue.

Cost of Revenue

Cost of revenues increased $0.8 million, or 111%, to $1.4 million for the three months ended June 30, 2020 compared to $0.7 million for the three months ended June 30, 2019. Cost of revenues increased $1.3 million, or 101%, to $2.6 million for the six months ended June 30, 2020 compared to $1.3 million for the six months ended June 30, 2019. The increase was largely attributable to a higher billable sample volume in 2020. At current capacity, a majority of the costs of revenue are fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. The variable cost of revenue expenses incurred primarily relate to compensation-related costs for our laboratory scientists and technicians, laboratory supplies, shipping costs, equipment maintenance and calibration, and utilities. We remain committed to continuing the automation of our laboratory processes in order to become more cost efficient and productive.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $2.4 million, or 233%, to $3.4 million for the three months ended June 30, 2020 compared to $1.0 million for the three months ended June 30, 2019. Sales and marketing expenses increased $4.5 million, or 236%, to $6.4 million for the six months ended June 30, 2020 compared to $1.9 million for the six months ended June 30, 2019. The increase was primarily attributable to higher compensation-related costs from the expansion of the existing sales force and increased spending on advertising activities to increase market exposure. We expect to add to our specialty sales force and payor access teams throughout 2020 and 2021, and increase spending on direct to consumer marketing campaigns which collectively would significantly increase our sales and marketing expenses.

Research and Development

R&D expenses increased $0.3 million, or 67%, to $0.9 million for the three months ended June 30, 2020 compared to $0.5 million for the three months ended June 30, 2019. R&D expenses increased $0.7 million, or 62%, to $1.8 million for the six months ended June 30, 2020 compared to $1.1 million for the six months ended June 30, 2019. The increase was due to higher compensation and recruiting costs of expanding the R&D team as well as an increased spend on laboratory supplies to conduct research and development activities. We expect these expenses to increase as we continue to grow the R&D team and focus on the development of our skin cancer risk assay, our basal and squamous cell skin cancer assays and other products.

General and Administrative

General and administrative expenses increased $2.8 million, or 166%, to $4.5 million for the three months ended June 30, 2020 compared to $1.7 million for the three months ended June 30, 2019. General and administrative expenses increased $4.8 million, or 149%, to $8.0 million for the six months ended June 30, 2020 compared to $3.2 million for the six months ended June 30, 2019. The increase was primarily due to significant costs required to operate as a publicly traded company, including making filings with the SEC. We expect these expenses to continue to increase as we add additional infrastructure such as human resources, information technology and legal resources. Ongoing expenses include salaries and benefits, stock-based compensation, facility costs, billing and collections, auditing and legal expenses. Also included in general and administrative expenses for the three and six months ended June 30, 2020 was a one-time $1.0 million litigation settlement charge.

Interest Income/(Expense)

Interest income for the three months ended June 30, 2020 was $10,000 compared to interest expense of $0.3 million for the three months ended June 30, 2019. Interest income for the six months ended June 30, 2020 was $10,000 compared to interest expense of $2.3 million for the six months ended June 30, 2019. The significant improvement was due to the extinguishment of the convertible bridge notes that occurred in August 2019 in connection with the Business Combination. We do not expect to incur significant interest expense for future reporting periods in 2020.

Other Expense

Other expense decreased $40,000, or 100%, to $0 for the three months ended June 30, 2020 compared to $40,000 for the three months ended June 30, 2019. Other expense decreased $0.2 million, or 100%, to $0 for the six months ended June 30, 2020 compared to $0.2 million for the six months ended June 30, 2019. The significant decrease in other expense was due to the extinguishment of the convertible bridge notes that occurred in August 2019 in connection with the Business Combination.

Liquidity and Capital Resources

We have never been profitable and have historically incurred substantial net losses, including net losses of $10.0 million for the twelve months ended December 31, 2018, $19.7 million for the twelve months ended December 31, 2019, and $16.4 million for the six months ended June 30, 2020. As of June 30, 2020, our accumulated deficit was $107.5 million, and we had negative operating cash flow of $13.8 million. In connection with the Business Combination, we completed the 2019 PIPE Financing that raised a total of $24.0 million in gross proceeds in addition to the $1.8 million in cash the Company had on hand at the closing of the Business Combination. In addition, we completed the 2020 PIPE Financing in March 2020, which raised a total of $65.0 million in gross proceeds. We have historically financed operations through private placement equity offerings and convertible debt offerings.

We expect our losses to continue as a result of costs relating to ongoing R&D expenses, increased general and administrative expenses and increased sales and marketing costs for existing and planned products. These losses have had, and will continue to have, an adverse effect on our working capital. Because of the numerous risks and uncertainties associated with our commercialization and development efforts, we are unable to predict when we will become profitable, and we may never become profitable. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operation and cash flows.

As of June 30, 2020, our cash and cash equivalents totaled approximately $61.1 million. Based on our current business operations and the additional financing completed in March 2020, we believe our current cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next twelve months. While we believe we have enough capital to fund anticipated operating costs for at least the next 12 months, we expect to incur significant additional operating losses over at least the next several years. We anticipate that we will raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements in order to support our planned operations and to continue developing and commercializing gene expression tests. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments or to take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including:

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

Cash Flow Analysis

Six Months Ended June 30, 2020

Net cash used in operating activities for the six months ended June 30, 2020 totaled $13.8 million, primarily driven by the $16.4 million net loss offset partially by non-cash related items, including $2.1 million in stock-based compensation and $0.1 million in depreciation. In addition, we had a cash inflow of $0.7 million from the increase in accrued expenses, which was offset by a cash outflow of $0.7 million through payments of accounts payables.

Net cash used in investing activities for the six months ended June 30, 2020 totaled $1.2 million, which related predominantly to purchases of laboratory equipment and the expansion of our facilities. As we scale our sales force, the expected timing of a corresponding increase in assay volume is uncertain because the ongoing COVID-19 pandemic has resulted in a reduced volume of billable samples received. Additional laboratory equipment investment will be needed to install complex automation systems and other genomic testing equipment needed to expand testing capacity.

Net cash provided by financing activities for the six months ended June 30, 2020 totaled $60.7 million, which was driven by the $59.9 million in net proceeds raised from the 2020 PIPE Financing and $0.9 million from the exercise of stock options and warrants.

Off-Balance Sheet Arrangements

As of June 30, 2020 and June 30, 2019, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to the risk factors set forth below, you should review the discussion under the heading “Cautionary Note Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, including our financial statements and the related notes. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occurs, our business and financial results could be harmed. In that case, the market price of our common stock could decline.

Risks Relating to Our Financial Condition and Capital Requirements

We are an emerging growth company with a history of net losses; we expect to incur net losses in the future and may never achieve profitability.

We have historically incurred substantial net losses in each year since our inception, including net losses of $16.4 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $107.5 million.

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

As COVID‑19 continues to affect individuals and businesses around the globe, we will likely experience disruptions that could severely impact our business, including:

•	closure of or reduced access to clinician offices, which would limit our ability to market our tests to clinicians and limit clinicians’ ability to offer our tests to patients;
•	patient concerns about going to clinicians’ offices to have our tests administered in person, even if offices are open;
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

•	limitations on reimbursement, which could impede its adoption by clinicians and patients;
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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal controls over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an “emerging growth company” or a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses, this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

Our commercial success could be compromised if customers do not pay our invoices or if third-party payors, including managed care organizations and Medicare, do not provide coverage and reimbursement, breach, rescind, or modify their contracts or reimbursement policies, reimburse at a low rate, or delay payments for our current tests and our planned future tests.

Clinicians, including dermatologists, may not order our PLA, our Nevome test, or our planned tests unless third-party payors, such as managed care organizations and government payors (e.g., Medicare and Medicaid), pay a substantial portion of the test price. Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

•	not experimental or investigational;
•	medically necessary;
•	appropriate for the specific patient;

•	cost-effective;
•	supported by peer-reviewed publications; and
•	included in clinical practice guidelines.

Uncertainty surrounds third-party payor reimbursement of any test incorporating new technology, including tests developed using our technologies. Technology assessments of new medical tests conducted by research centers and other entities may be disseminated to interested parties for informational purposes. Third-party payors and health care providers may use such technology assessments as grounds to deny coverage for a test or procedure. Technology assessments can include evaluation of clinical utility studies, which define how a test is used in a particular clinical setting or situation. In March 2019, the Medicare Draft LCD proposed coverage for the PLA. In late October 2019, the AMA provided us with a Current Procedural Technology Proprietary Laboratory Analysis code for our PLA of 0089U, or the PLA Code. Pricing of $760 for the PLA Code was published on December 24, 2019 as part of the CLFS for 2020. The Medicare Final LCD was made available on December 26, 2019, and our PLA became eligible for Medicare reimbursement on February 10, 2020. Medicare does not currently cover our Nevome test.

Because each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse our tests, seeking payor approvals is a time-consuming and costly process. We cannot be certain that coverage for our current tests and our planned future tests will be provided in the future by additional third-party payors or that existing policy decisions or reimbursement levels will remain in place or be fulfilled under existing terms and provisions. In addition, the coding procedure used by all third-party payors with respect to establishing payment rates for various procedures, including our tests, is complex, does not currently adapt well to the genetic tests we perform and may not enable coverage or adequate reimbursement rates for our tests. If we cannot obtain or maintain coverage and reimbursement from commercial payors and governmental payors such as Medicare and Medicaid for our current tests, or new tests or test enhancements that we may develop in the future, our ability to generate revenues could be limited, which may have a material adverse effect on our financial condition, results of operations, and cash flows. Measures have been undertaken to reduce payment rates for and decrease utilization of the clinical laboratory testing generally, including the Protecting Access to Medicare Act of 2014, or PAMA, which has resulted in reduced rates on the CLFS. These reductions may also impact our PLA and Nevome test and may also impact tests we develop in the future. Because of the cost-trimming trends, third-party payors that cover and provide reimbursement for our tests and our planned tests may suspend, revoke, or discontinue coverage at any time, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues, which may have a material adverse effect on our financial condition, results of operations, and cash flows. Additionally, if we are not able to obtain sufficient clinical information in support of our tests, third-party payors could designate our tests as experimental or investigational and decline to cover and reimburse our tests because of this designation. As a result of these factors, obtaining approvals from third-party payors to cover our tests and establishing adequate reimbursement levels is an unpredictable, challenging, time-consuming, and costly process, and we may never be successful. Further, we have experienced in the past, and will likely experience in the future, delays and interruptions in the receipt of payments from third-party payors due to missing documentation and/or other issues, which could cause delay in recognizing our revenue.

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

As of June 30, 2020, our cash and cash equivalents totaled approximately $61.1 million. On February 28, 2020, we entered into a securities purchase agreement with certain institutional investors for a private placement, which closed on March 4, 2020, of our equity securities for aggregate gross proceeds of approximately $65.0 million, and net proceeds to the Company of approximately $59.9 million, after deducting estimated offering expenses payable by the Company. Based on our current business operations and the additional financing completed in March 2020, we believe our current cash and cash equivalents, will be sufficient to meet our anticipated cash requirements for at least the next twelve months. We anticipate that we will need to raise additional capital through equity offerings, debt financings, collaborations, or licensing arrangements in the future in order to satisfy our anticipated liquidity requirements. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:

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

If clinicians, including dermatologists, decide not to order the PLA, the Nevome test, or our future tests, we may be unable to generate sufficient revenue to sustain our business.

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

In recent years, we have incurred significant costs in connection with the development of our tests. For the six months ended June 30, 2020, our R&D expenses were $1.8 million, our sales and marketing expenses were $6.4 million and our general and administrative expenses were $8.0 million. For the six months ended June 30, 2019, our R&D expenses were $1.1 million, our sales and marketing expenses were $1.9 million and our general and administrative expenses were $3.2 million. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current tests and our planned other tests, grow our sales and marketing organization, drive adoption of and reimbursement for our tests, and develops new tests. As a result, we need to generate significant revenues in order to achieve profitability.

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

Although we believe that our current tests and planned future tests represent a promising commercial opportunity, our tests may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for our tests and build that market through clinician education, awareness programs, and the publication of clinical trial results. Gaining acceptance in medical communities requires publication in leading peer-reviewed journals of results from studies using our current tests and/or our planned future tests. The process of publication in leading medical journals is subject to a peer-review process and peer-reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our current tests and our planned tests.

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

With respect to our telemedicine solution, the telemedicine market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of clinicians and their patients to use our telemedicine solution, as well as on our ability to demonstrate the value of our telemedicine solution to health plans and other purchasers of healthcare for beneficiaries. Negative publicity concerning our telemedicine solution or the telemedicine market as a whole could limit market acceptance of our solution. If clinicians or their patients do not believe that our telemedicine solution can provide melanoma testing as accurate as our clinical studies have already proven, or if clinicians or their patients are not willing to utilize the clinician-supervised remote collection process then a market for our solution may be slow to develop, or may not develop at all. Changes by state professional licensing boards to the standards of care or other requirements governing the practice of telemedicine, including any such requirements from federal regulatory bodies, could impact the success of our telemedicine solution. Additionally, reimbursement may not be available from government and third party payors for the teledermatology services or remote collection supervision services that are provided by clinicians as part of our telemedicine solution.  Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telemedicine could limit market acceptance of our solution. If any of these events occurs, it could have a material adverse effect on our business, financial condition or results of operations, especially given the ongoing COVID-19 pandemic and patients’ reduced access to clinician offices for testing.

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

Our future success depends on our ability to successfully commercialize PLA, as well as our ability to develop and market other tests that use our proprietary technology platform. The scientific discoveries that form the basis of our proprietary technology platform and our tests are relatively new. We are not aware of any other gene expression tests such as ours and there can be no assurance that clinicians will be willing to use them. If we do not successfully develop and commercialize our tests based upon our technological approach, we may not become profitable and the value of our common stock may decline.

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

Additionally, projects related to cancer diagnostics and particularly genomics have received increased government funding, both in the United States and internationally. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at analyzing pigmented lesions and identifying melanoma may be developed and that these products may compete with ours. In addition, competitors may develop their own versions of our current or planned tests in countries where we did not apply for patents or where our patents have not issued or have expired and may compete with us in those countries, including encouraging the use of their test by clinicians or patients in other countries. In addition, one or more competitors may seek to invalidate or render unenforceable any of our patents in a court of competent jurisdiction or at the United States Patent and Trademark Office, or USPTO. If any such proceeding were to be successful and result in the invalidation or unenforceability of one or more patents in our intellectual property portfolio, we may be unable to prevent unlicensed third-party competition in the marketplace with respect to our current and planned future tests.

Some of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production, and marketing capabilities than we do. Others may develop lower-priced, less complex tests that payors and dermatologists could view as functionally equivalent to our current or planned tests, which could force us to lower the list price of our tests and impact our operating margins and ability to achieve and maintain profitability. In addition, technological innovations that result in the creation of enhanced diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, clinicians, or medical providers to provide specialized diagnostic tests similar to ours in a more patient-friendly, efficient, or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, we may be unable to increase or create market acceptance and sales of our current or planned tests, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.

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

We are currently conducting a variety of clinical trials for the PLA and other non-melanoma tests with investigators at multiple sites in the U.S. We will need to conduct additional studies for these tests, as well as other tests we may offer in the future, to drive test adoption in the marketplace and reimbursement. Should we not be able to perform these studies, or should their results not provide clinically meaningful data and value for clinicians, including dermatologists and oncologists, adoption of our tests could be impaired and we may not be able to obtain reimbursement for them.

We are undergoing a management transition.

Since the beginning of 2019, we have added a number of new executives. Our management reporting structure may continue to change. Such a management transition subjects us to a number of risks, including risks pertaining to coordination of responsibilities and tasks, creation of new management systems and processes, differences in management style, effects on corporate culture, and the need for transfer of historical knowledge. In addition, our operations will be adversely affected if our management does not work together harmoniously, efficiently allocate responsibilities between themselves, or implement and abide by effective controls.

The loss of key members of our executive management team could adversely affect our business.

Our success in implementing our business strategy depends largely on the skills, experience, and performance of key members of our executive management team and others in key management positions, including John Dobak, M.D., the Company’s Chief Executive Officer. The collective efforts of our executive management team are critical to us as we continue to develop our technologies, tests, and R&D and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies, and implementing our business strategy. Each member of our executive management team has an employment agreements; however, the existence of an employment agreement does not guarantee retention of the members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We do not maintain “key person” life insurance on any of our employees.

In addition, we rely on collaborators, consultants, and advisors, including scientific, clinical and payor advisors, to assist us in formulating our commercialization strategy. Our collaborators, consultants, and advisors are generally employed by employers other than us and may have commitments under agreements with other entities that may limit their availability to us.

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

The marketing, sale, and use of our current tests and our planned future diagnostic tests could lead to the filing of product liability claims against us if someone alleges that our tests failed to perform as designed. We may also be subject to liability for errors in the test results we provide to clinicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend.

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

We depend on information technology and telecommunications systems for significant aspects of our operations. In addition, our third-party billing and collections provider depends upon telecommunications and data systems provided by outside vendors and information we provide on a regular basis. These information technology and telecommunications systems support a variety of functions, including test processing, sample tracking, quality control, customer service and support, billing and reimbursement, R&D activities, and our general and administrative activities. Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts, and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses, and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems, or those used by our third-party service providers could prevent us from processing tests, providing test results to oncologists, pathologists, billing payors, processing reimbursement appeals, handling patient or clinician inquiries, conducting R&D activities, and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have a material effect on our business, financial condition, results of operation and cash flows.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively called the ACA, became law. This law substantially changed the way health care is financed by both governmental and commercial payors, and continues to significantly impact our industry. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. Both the current Congress and President Trump have expressed their intention to repeal or repeal and replace the ACA, and as a result, certain sections of the ACA have not been fully implemented or were effectively repealed. In December 2019, the Fifth Circuit Court of Appeals upheld a district court’s finding that the individual mandate in the Affordable Care Act is unconstitutional following removal of the penalty provision from the law. However, the Fifth Circuit reversed and remanded the case to the district court to determine if other reforms enacted as part of the Affordable Care Act but not specifically related to the individual mandate or health insurance could be severed from the rest of the Affordable Care Act so as not to have the law declared invalid in its entirety. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall with a decision to be issued in spring 2021. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will affect the implementation of that law and our business. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels and the number of insured individuals, may lead to delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. Further, if reimbursement levels are inadequate, our business and results of operations could be adversely affected.

Further, the ACA established the Physician Payments Sunshine Act, or the Sunshine Act, which imposes reporting and disclosure requirements for applicable device manufacturers of covered products and those entities under common ownership that provide assistance and support to applicable manufacturers, with regard to payments or other transfers of value made to certain practitioners (including physicians and teaching hospitals) and certain investment ownership interests held by physicians in the reporting entity. We are not subject to the Sunshine Act provisions at this time. However, if the FDA later determines that the Adhesive Skin Sample Collection Kit or any of our current or future products are subject to premarket clearance or approval process and such products are considered to be reimbursable by Medicare or Medicaid, we would be subject to the Sunshine Act and thus its reporting requirements.

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

Our business could be adversely impacted by our failure or the failure of clinicians to comply with the ICD-10-CM Code Set.

Compliance with ICD-10-CM is required for all claims with dates of service on or after October 1, 2015. We believe we have fully implemented ICD-10-CM.  However, our failure to effectively implement and apply the new code set could adversely impact our business. In addition, if clinicians fail to provide appropriate codes for desired tests, we may not be reimbursed for tests we perform.

Billing for our tests is complex, and we must dedicate substantial time and resources to the billing process to be paid for our tests; long payment cycles of Medicare, Medicaid, and/or other third-party payors, or other payment delays, could hurt our cash flows and increase our need for working capital.

Billing for clinical laboratory testing services is complex, time-consuming, and expensive. Depending on the billing arrangement and applicable law, we will bill various payors, including Medicare, Medicaid, and commercial payors, all of which have different billing requirements. As required by law or contract, we routinely bill patients for co-payments, co-insurance, and deductible amounts owed. We may also face increased risks in our collection efforts, including potential write-offs of doubtful accounts, long collection cycles, and failure by third parties to properly process payment of claims in a timely manner that could adversely affect our business, results of operations, and financial condition. Several factors make the billing practice complex, including:

•	differences between the list price for our tests and the reimbursement rates of payors;
•	compliance with complex federal regulations related to Medicare billing;
•	disputes among payors as to which party is responsible for payment; resistance by patients to cover any substantial amount of the payment;
•	differences in coverage among payors and effect of patient co-payments, co-insurance, or deductibles;
•	differences in information and billing requirements among payors;
•	incorrect or missing billing information; and
•	the resources required to manage the billing and claims appeals process.

Additionally, our billing activities require us to implement compliance procedures and oversight, train and monitor our employees, challenge coverage and payment denials, assist patients in appealing claims, and undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Payors also conduct external audits to evaluate payments and may seek refunds depending on the audit results, which adds further complexity to the billing process.

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

Failure to maintain CLIA certification, CAP accreditation, or required state licenses could have a material adverse effect on the sales of our tests and the results of our operations.  If we were to lose our CLIA certification, CAP accreditation or California laboratory license, whether as a result of a revocation, suspension, or limitation, we would no longer be able to offer our tests, which would limit our revenues and harm our business. If we were to lose our license in any other state where we are required to hold a license, we would not be able to test specimens from those states. In addition, state and foreign requirements for laboratory certification may be costly or difficult to meet and could affect our ability to receive specimens from certain states or foreign countries. We receive samples from all 50 U.S. states and certain provinces in Canada. Some states maintain independent licensure, registration, or certification procedures that apply to out-of-state laboratories with which we must maintain compliance in order to receive and test samples from those states. Maintaining compliance with the myriad state and foreign requirements is time consuming and resource intensive and failure to maintain compliance could result in sanctions.

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

Absent any Congressional action, if the FDA begins to enforce its medical device requirements for LDTs, or if the FDA disagrees with our assessment that our tests are LDTs, our tests could for the first time be subject to a variety of regulatory requirements, including registration and listing, medical device reporting, and quality control, and we could be required to obtain premarket clearance or approval for our existing tests and any new tests we may develop, which may force us to cease marketing our tests until we obtain the required clearance or approval. The premarket review process for diagnostic products can be lengthy, expensive, time-consuming, and unpredictable. Further, obtaining premarket clearance or approval may involve, among other things, successfully completing clinical trials. Clinical trials require significant time and cash resources and are subject to a high degree of risk, including risks of experiencing delays, failing to complete the trial or obtaining unexpected or negative results. If we are required to obtain premarket clearance or approval and/or conduct premarket clinical trials, our development costs could significantly increase, our introduction of any new tests we may develop may be delayed, and sales of our existing tests could be interrupted or stopped. Any of these outcomes could reduce our revenue or increase our costs and materially adversely affect our business, prospects, results of operations, or financial condition. Moreover, any cleared or approved labeling claims may not be consistent with our current claims or adequate to support continued adoption of and reimbursement for our tests. For instance, if we are required by the FDA to label our tests as investigational, or if labeling claims the FDA allows us to make are limited, order levels may decline and reimbursement may be adversely affected. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our existing tests or from tests we may develop. Until the FDA finalizes its regulatory position regarding LDTs, or federal legislation is passed concerning regulation of LDTs, it is unknown how the FDA may regulate our tests in the future and what testing and data may be required to support any required clearance or approval as an medical device or an “in vitro clinical test” (as that category is being defined in the VALID Act, as introduced in March 2020).

The requirement of premarket review could negatively affect our business until such review is completed and regulatory clearance or approval is obtained. The FDA could require that we stop selling our tests pending premarket clearance or approval. The regulatory authorization process may involve, among other things, successfully completing additional clinical trials and making a premarket submission, such as a 510(k) notification, a premarket approval, or PMA, application or a de novo device classification request to the FDA. If the FDA requires any form of premarket review, our tests may not be cleared or approved on a timely basis, if at all. We may also decide voluntarily to pursue FDA premarket review and authorization of our tests if we determine that doing so would be appropriate.

Additionally, should future regulatory actions affect any of the reagents we obtain from suppliers and use in conducting our tests, our business could be adversely affected in the form of increased costs of testing or delays, limits, or prohibitions on the purchase of reagents necessary to perform our testing. While we qualify all materials used in our products in accordance with the regulations and guidelines of CLIA, the FDA could promulgate regulations or guidance documents impacting our ability to purchase materials necessary for the performance of our tests. If any of the reagents we obtain from suppliers and use in our tests are affected by future regulatory actions, our business could be adversely affected, including by increasing the cost of testing or delaying, limiting, or prohibiting the purchase of reagents necessary to perform testing with our products. The ongoing COVID-19 pandemic and high demand for laboratory testing services may also have an impact on the supply chain for such reagents and other supplies and cause an adverse effect on our business.

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

We collaborate with several institutions, clinicians, and researchers in scientific matters. Also, we rely on numerous third parties to provide us with adhesive patch samples and biological materials that we use to develop tests. If we cannot successfully negotiate sufficient ownership, licensing, and/or commercial rights to any inventions that result from our use of a third-party collaborator’s materials, or if disputes arise with respect to the intellectual property developed with the use of a collaborator’s samples, or data developed in a collaborator’s study, our ability to capitalize on the market potential of these inventions or developments may be limited or precluded altogether.

If we are unable to maintain intellectual property protection, our competitive position could be harmed.

Our ability to protect our discoveries and technologies affects our ability to compete and to achieve profitability. Currently, we rely on a combination of U.S. and foreign patents and patent applications, copyrights, trademarks and trademark applications, confidentiality or non-disclosure agreements, material transfer agreements, licenses, consulting agreements, work-for-hire agreements, and invention assignment agreements to protect our intellectual property rights. We also maintain certain company know-how, trade secrets, and technological innovations designed to provide us with a competitive advantage in the marketplace as trade secrets. As of June 30, 2020, we own five issued U.S. patents, ten pending U.S. patent applications (three provisional and seven non-provisional), several corresponding foreign counterpart patents and applications, and four PCT applications, relevant to our testing methodology and expression profiles. While we intend to pursue additional patent applications, it is possible that our pending patent applications and any future applications may not result in issued patents. Even if patents are issued, third parties may independently develop similar or competing technology that avoids our patents. Further, we cannot be certain that the steps we have taken will prevent the misappropriation of our trade secrets and other confidential information as well as the misuse of our patents and other intellectual property, particularly in foreign countries where we have not filed for patent protection.

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

Further, on March 18, 2020, the Delaware Supreme Court ruled that provisions of a Delaware corporation’s certificate of incorporation that designate a federal forum for securities claims brought pursuant to the Securities Act, or federal forum provisions, are valid and enforceable under Delaware law, or the March 2020 Ruling. Consistent with the March 2020 Ruling, on April 12, 2020, our board of directors approved a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, or the 2020 Certificate of Amendment, which was approved by our stockholders at our 2020 annual meeting of stockholders on May 26, 2020. We filed the 2020 Certificate of Amendment with the Delaware Secretary of State on May 27, 2020. The 2020 Certificate of Amendment added a federal forum provision to our Amended and Restated Certificate of Incorporation, which now provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Various U.S. Supreme Court cases offer support for the argument that federal forum provisions do not violate federal policy. However, the March 2020 Ruling applies only to claims brought in Delaware state courts, and it is not binding on any other state court or the federal courts. Therefore, we are unable to predict whether a state court in any other state or a federal court would enforce a federal forum provision such as the one set forth in the 2020 Certificate of Amendment.

We adopted the 2020 Certificate of Amendment to reduce the costs and inefficiencies to the Company that would result from a Securities Act claim being litigated in both state and federal courts, which was permissible under our Amended and Restated Certificate of Incorporation before the 2020 Certificate of Amendment was adopted. Such simultaneous state and federal litigation could also result in inconsistent judgments and rulings, and the adoption of the 2020 Certificate of Amendment could reduce this risk. However, the federal forum provision set forth in the 2020 Certificate of Amendment may discourage Securities Act claims or limit a stockholder’s ability to submit claims in a judicial forum that the stockholder finds favorable, and may result in additional costs for a stockholder seeking to bring such a claim.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between April 28, 2020 and June 29, 2020, we issued 49,337 shares of common stock pursuant to the exercise of warrants that were issued in connection with DermTech Operations’ Series C Convertible Preferred Stock financing and assumed by us in connection with the Business Combination. These warrants had an exercise price of $9.54 per share and were exercised for an aggregate exercise price of $470,675.

On June 23, 2020, we issued 100 shares of common stock upon the cashless exercise of placement agent warrants. The holder who elected to exercise the placement agent warrants on a cashless basis paid the exercise price by surrendering the warrants for that number of shares equal to the quotient obtained by dividing (x) the product of the number of shares underlying the warrants, multiplied by the difference between the exercise price of the warrants ($8.68) and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for purposes of the placement agent warrants is the closing bid price of our common stock or the closing price quoted on the national securities exchange on which our common stock is listed, as applicable, on the first trading day preceding the date of determination of the fair market value.

The issuances of the above shares were deemed to be exempt from registration under the Securities Act in reliance on Sections 3(a)(9) or 4(a)(2) of the Securities Act. The recipients of the shares represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the securities.

Item 6. Exhibits.

The following documents are filed as part of this Form 10-Q.

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended	X
4.1	Form of Stock Certificate	X
10.1*	DermTech, Inc. 2020 Equity Incentive Plan		8-K	001-23118	5/27/2020
10.2*	DermTech, Inc. 2020 Employee Stock Purchase Plan		8-K	001-23118	5/27/2020
10.3*	Form of Stock Option Agreement and Forms of Stock Option Grant Notice under the DermTech, Inc. 2020 Equity Incentive Plan		8-K	001-23118	5/27/2020
10.4*	Form of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Award Grant Notice under the DermTech, Inc. 2020 Equity Incentive Plan		8-K	001-23118	5/27/2020
10.5	Amendment Number 2 to the Deferred Underwriting Fee Assignment Agreement, dated July 14, 2020, by and among the Company, DermTech Operations and Cowen and Company, LLC	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DermTech, Inc.

Date: August 5, 2020	By:	/s/ John Dobak
John Dobak, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Kevin Sun
Kevin Sun
Chief Financial Officer (Principal Financial and Accounting Officer)