Form 10-Q
period 2020-09-30
DermTech, Inc.
filed 2020-11-10
CIK 1651944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, the registrant had 19,595,306 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DERMTECH, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$14,625	$15,374
Short-term marketable securities	36,906	—
Accounts receivable	1,007	680
Inventory	115	35
Prepaid expenses and other current assets	1,881	1,061
Total current assets	54,534	17,150
Property and equipment, net	2,324	977
Other assets	167	84
Total assets	$57,025	$18,211
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$819	$1,609
Accrued compensation	1,790	1,142
Accrued liabilities	484	218
Short-term deferred revenue	1,005	1,390
Deferred underwriting fees	—	1,363
Total current liabilities	4,098	5,722
Long-term deferred revenue	679	—
Total liabilities	4,777	5,722
Commitments and contingencies:
Series A convertible preferred stock, $0.0001 par value per share; zero and 1,250 Series A shares authorized as of September 30, 2020 and December 31, 2019; zero and 1,231 shares issued and outstanding at September 30, 2020 and December 31, 2019; zero and $7.6 million liquidation preference at September 30, 2020 and December 31, 2019	—	—
Stockholders’ equity:
Common stock, $0.0001 par value per share; 50,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 19,590,998 and 12,344,818 shares issued and outstanding at September 30, 2020 and December 31, 2019	2	1
Additional paid-in capital	169,163	103,599
Accumulated deficit	(116,917)	(91,111)
Total stockholders’ equity	52,248	12,489
Total liabilities, convertible preferred stock and stockholders’ equity	$57,025	$18,211

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Assay revenue	$1,233	$385	$2,678	$905
Contract revenue	129	180	1,086	870
Total revenues	1,362	565	3,764	1,775
Cost of revenues	1,608	779	4,256	2,100
Gross profit/(loss)	(246)	(214)	(492)	(325)
Operating expenses:
Sales and marketing	4,594	1,976	10,973	3,872
Research and development	1,618	757	3,380	1,847
General and administrative	2,939	3,212	10,980	6,446
Total operating expenses	9,151	5,945	25,333	12,165
Loss from operations	(9,397)	(6,159)	(25,825)	(12,490)
Other expense:
Gain on debt extinguishment	—	928	—	928
Interest income/(expense)	9	(364)	19	(2,657)
Other expense	—	(131)	—	(355)
Total other income/(expense)	9	433	19	(2,084)
Net loss	$(9,388)	$(5,726)	$(25,806)	$(14,574)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	18,928,418	7,134,642	16,069,989	5,331,876
Net loss per share of common stock outstanding, basic and diluted	$(0.50)	$(0.80)	$(1.61)	$(2.73)

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(9,388)	$(5,726)	$(25,806)	$(14,574)
Unrealized loss on available-for-sale securities	—	—	—	—
Comprehensive loss	$(9,388)	$(5,726)	$(25,806)	$(14,574)

DERMTECH, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Nine Months Ended September 30, 2019

(in thousands, except share and per share data)

(Unaudited)

	Series A convertible preferred stock		Series C convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance, December 31, 2018	—	$—	1,524,122	$—	4,411,567	$1	$66,021	$(71,377)	$(5,355)
Cumulative effect adjustment of accounting method change	—	—	—	—	—	—	—	(45)	(45)
Stock-based compensation	—	—	—	—	—	—	258	—	258
Net loss	—	—	—	—	—	—	—	(5,156)	(5,156)
Balance, March 31, 2019	—	$—	1,524,122	$—	4,411,567	$1	$66,279	$(76,578)	$(10,298)
Issuance of common stock from option exercises	—	—	—	—	37,264	—	41	—	41
Stock-based compensation	—	—	—	—	—	—	258	—	258
Net loss	—	—	—	—	—	—	—	(3,692)	(3,692)
Balance, June 30, 2019	—	$—	1,524,122	$—	4,448,831	$1	$66,578	$(80,270)	$(13,691)
Issuance of common stock from option exercises	—	—	—	—	647,411	—	718	—	718
Conversion of Series C preferred stock to common stock	—	—	(1,524,122)	—	1,524,122	—	—	—	—
Conversion of convertible notes to common stock	—	—	—	—	2,267,042	—	12,687	—	12,687
Additional paid in capital assumed in Business Combination	—	—	—	—	—	—	420	—	420
Issuance of Series A preferred stock at $3,250 per share	1,231	—	—	—	—	—	4,000	—	4,000
Issuance of common stock at $6.50 per share, net of $0.2 million issuance costs	—	—	—	—	3,076,923	—	19,802	—	19,802
Stock-based compensation	—	—	—	—	—	—	684	—	684
Net loss	—	—	—	—	—	—	—	(5,726)	(5,726)
Balance, September 30, 2019	1,231	$—	—	$—	11,964,329	$1	$104,889	$(85,996)	$18,894

DERMTECH, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Nine Months Ended September 30, 2020

(in thousands, except share and per share data)

(Unaudited)

	Series A convertible preferred stock		Series B-1 convertible preferred stock		Series B-2 convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance, December 31, 2019	1,231	$—	—	$—	—	$—	12,344,818	$1	$103,599	$(91,111)	$12,489
Issuance of common stock at $10.50 per share, net of $2.0 million in issuance costs	—	—	—	—	—	—	2,467,724	—	23,891	—	23,891
Issuance of Series B-1 convertible preferred stock at $10,500 per share, net of $2.6 million in issuance costs	—	—	3,199	—	—	—	—	—	30,971	—	30,971
Issuance of Series B-2 convertible preferred stock at $10,500 per share, net of $0.4 million in issuance costs	—	—	—	—	524	—	—	—	5,071	—	5,071
Issuance of common stock from option exercises	—	—		—		—	85,061	—	253	—	253
Issuance of common stock from warrant exercises	—	—	—	—	—	—	2,098	—	11	—	11
Issuance costs in connection with Form S-1 registration statement	—	—	—	—	—	—	—	—	(77)	—	(77)
Stock-based compensation	—	—	—	—	—	—	—	—	1,022	—	1,022
Net loss	—	—	—	—	—	—	—	—	—	(7,001)	(7,001)
Balance, March 31, 2020	1,231	$—	3,199	$—	524	$—	14,899,701	$1	$164,741	$(98,112)	$66,630
Conversion of Series B-1 convertible preferred stock to common stock	—	—	(3,199)	—	—	—	3,198,949	1	—	—	1
Issuance of common stock from option exercises and RSU releases	—	—	—	—	—	—	81,277	—	123	—	123
Issuance of common stock from warrant exercises	—	—	—	—	—	—	49,437	—	471	—	471
Issuance costs in connection with Form S-1 registration statement	—	—	—	—	—	—	—	—	(5)	—	(5)
Stock-based compensation	—	—	—	—	—	—	—	—	1,125	—	1,125
Net loss	—	—	—	—	—	—	—	—	—	(9,417)	(9,417)
Balance, June 30, 2020	1,231	$—	—	$—	524	$—	18,229,364	$2	$166,455	$(107,529)	$58,928
Issuance of common stock from option exercises and RSU releases	—	—	—	—	—	—	102,641	—	24	—	24
Issuance of common stock from warrant exercises	—	—	—	—	—	—	32,004	—	300	—	300
Conversion of Series A and B-2 convertible preferred stock to common stock	(1,231)	—	—	—	(524)	—	1,139,199	—	—	—	—
Issuance of common stock from Life Sci settlement	—	—	—	—	—	—	87,790	—	1,011	—	1,011
Stock-based compensation	—	—	—	—	—	—	—	—	1,373	—	1,373
Net loss	—	—	—	—	—	—	—	—	—	(9,388)	(9,388)
Balance, September 30, 2020	—	$—	—	$—	—	$—	19,590,998	$2	$169,163	$(116,917)	$52,248

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(25,806)	$(14,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	306	58
Stock-based compensation	3,520	1,200
Amortization of debt discount and issuance costs	—	1,983
Change in fair value of derivative liability	—	355
Gain on extinguishment of convertible notes	—	(928)
Changes in operating assets and liabilities:
Accounts receivable	(327)	(235)
Inventory	(80)	(4)
Prepaid expenses and other current assets	(903)	(1,407)
Accounts payable and accrued compensation	(218)	1,330
Accrued liabilities and deferred revenue	1,571	511
Net cash used in operating activities	(21,937)	(11,711)
Cash flows from investing activities:
Purchases of marketable securities	(36,906)	—
Purchases of property and equipment	(1,577)	(53)
Net cash used in investing activities	(38,483)	(53)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with private placement offering, net	23,889	—
Proceeds from issuance of Series B-1 Convertible Preferred Stock, net	30,968	—
Proceeds from issuance of Series B-2 Convertible Preferred Stock, net	5,071	—
Payments of deferred underwriting fees	(1,363)	—
Payments of issuance costs in connection with Form S-1 registration statement	(77)	—
Proceeds from exercise of common stock warrants	782	—
Proceeds from exercise of stock options	401	759
Proceeds from issuance of common stock	—	19,803
Proceeds received from close of Business Combination	—	1,802
Proceeds from issuance of Series A Convertible Preferred Stock	—	4,000
Proceeds from convertible notes payable	—	2,600
Payments of notes payable	—	(516)
Net cash provided by financing activities	59,671	28,448
Net increase/(decrease) in cash and cash equivalents	(749)	16,684
Cash and cash equivalents, beginning of period	15,374	4,753
Cash and cash equivalents, end of period	$14,625	$21,437
Supplemental cash flow information:
Issuance of common stock in litigation settlement	$1,011	$—
Purchases of property and equipment recorded in accounts payable	$76	$10
Debt discount and derivative liability at issuance of convertible notes payable	$—	$270

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

During and following the first, second and third quarters of 2020, there has been a widespread worldwide impact from the COVID-19 pandemic. The Company is considered an essential business due to the importance of early melanoma detection, which has allowed the Company’s CLIA laboratory to remain fully operational. The Company has implemented additional safety measures and social distancing with its CLIA laboratory operations and has transitioned administrative functions to predominantly remote work. Beginning in March 2020 and continuing through the third quarter of 2020, the ongoing COVID-19 pandemic has reduced patient access to clinician offices for in-person testing, which has resulted in a reduced volume of billable samples received during the third quarter of 2020 relative to the Company’s pre-pandemic expectations. The Company expects the ongoing COVID-19 pandemic to continue to adversely impact billable sample volume until patient access to in-person testing fully resumes or telemedicine options are more widely adopted. Additionally, the ongoing COVID-19 pandemic has negatively affected and will continue to negatively affect the Company’s pharmaceutical customers’ clinical trials. The extent of such effect on the Company’s future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic on the Company’s pharmaceutical customers’ clinical trials.

(b)	Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X.  Accordingly, they do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.

(c)	Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the amounts of revenues and expenses reported during the period. On an ongoing basis, management evaluates these estimates and judgments, including those related to assay revenue, stock-based compensation, short-term marketable securities, accounts receivable, accrued bonus and the realization of deferred tax assets. Actual results may differ from those estimates.

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

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the useful life of the asset. The Company recorded depreciation expense of $0.2 million and $20,000 for the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $0.1 million during the nine months ended September 30, 2020 and 2019, respectively. $32,000 and zero of equipment was disposed of during the three months ended September 30, 2020 and 2019, respectively. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses for the three and nine months ended September 30, 2020 and 2019.

(f)	Research and Development

Costs incurred in connection with research and development (“R&D”) activities are expensed as incurred. R&D expenses consist of (i) employee-related expenses, including salaries, benefits, travel and stock-based compensation expense; (ii) and facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and laboratory and other supplies.

The Company expenses all costs as incurred in connection with patent applications (including direct application fees and the legal and consulting expenses related to making such applications), and such costs are included in general and administrative expenses.

(g)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. As of September 30, 2020, the Company maintained $11.5 million in a sweep account, which maintains cash balances throughout various interest bearing bank accounts under the $250,000 insurance limit provided by the Federal Deposit Insurance Corporation for one federally insured financial institution. The Company has not experienced any losses in such accounts.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year and prior year operating losses, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of September 30, 2020.

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

Assay Revenue

The Company generates revenues from its Pigmented Lesion Assay (“PLA”) and Nevome services it provides to healthcare clinicians in various states throughout the United States to assist in a clinician’s diagnosis of melanoma. The Company provides prescribing clinicians with its adhesive sample collection kits to perform non-invasive skin biopsies of clinically ambiguous pigmented skin lesions on patients. The Company also offers clinicians a telemedicine solution where they can request the PLA collection kit be sent to the patient’s home for a clinician-guided remote collection on ambiguous pigmented skin lesions. Once the sample is collected by the healthcare clinician or the patient via the telemedicine solution, it is returned to the Company’s CLIA laboratory for analysis. The patient’s ribonucleic acid (“RNA”) and deoxyribonucleic acid (“DNA”) are extracted from the adhesive patch collection kit and analyzed using gene expression technology to determine if the pigmented skin lesion contains certain genomic features indicative of melanoma. Upon completion of the gene expression analysis, a final report is drafted and provided to the dermatologists detailing the test results for the pigmented skin lesion indicating whether the sample collected is indicative of melanoma or not.

Contract Revenue

Contract revenue is generated from the sale of laboratory services and adhesive sample collection kits to third party companies through contract research agreements. Revenues are generated from providing gene expression tests to facilitate the development of drugs designed to treat dermatologic conditions. The provision of gene expression services may include sample collection using the Company’s patented adhesive patch collection kits, assay development for research partners, RNA extraction, isolation, expression, amplification and detection, including data analysis and reporting.

(a) Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by revenue source during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Assay Revenue
PLA test	$1,233	$385	$2,678	$905
Contract Revenue
Adhesive patch kits	67	101	106	436
RNA extractions	—	—	764	200
Project management fees	62	79	216	232
Other	—	—	—	2
Total revenues	$1,362	$565	$3,764	$1,775

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

The Company records a deferred revenue liability if a customer pays consideration before the Company transfers a good or service to the customer. Deferred revenue primarily represents upfront milestone payments, for which consideration is received prior to when goods/services are completed or delivered. Upfront fees that are estimated to be recognized as revenue more than one year from the date of collection are classified as long-term deferred revenue. Short-term deferred revenue as of September 30, 2020 and December 31, 2019 was $1.0 million and $1.4 million, respectively. Long-term deferred revenue as of September 30, 2020 and December 31, 2019 was $0.7 million and zero, respectively.

(j)	Accounts Receivable

Assay Accounts Receivable

Due to the nature of the Company’s assay revenue, it can take a significant amount of time to collect upon billed PLA tests. The Company prepares an analysis on reimbursement collections and data obtained for each financial reporting period to determine the amount of receivables to be recorded relating to PLA tests performed in the applicable period. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Adjustments for implicit price concessions attributable to variable consideration are incorporated into the measurement of the accounts receivable balances. The Company recorded $0.9 million and $0.5 million of gross assay accounts receivable as of September 30, 2020 and December 31, 2019, respectively.

Contract Accounts Receivable

Contract accounts receivable are recorded at the net invoice value and are not interest bearing. The Company reserves specific receivables if collectability is no longer reasonably assured, and as of September 30, 2020, the Company did not maintain any reserve over contract receivables as they relate to large established credit worthy customers. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company recorded $0.1 million and $0.3 million of contract accounts receivable as of September 30, 2020 and December 31, 2019, respectively.

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

Basic and diluted net loss per share of common stock is determined by dividing net loss applicable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Because there is a net loss attributable to holders of common stock during the three and nine months ended September 30, 2020 and 2019, the outstanding common stock warrants, stock options, restricted stock units and preferred stock have been excluded from the calculation of diluted loss per share of common stock because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share are the same. Diluted net loss per share of common stock for the nine months ended September 30, 2020 excludes the effect of anti-dilutive equity instruments including 4,114,148 shares of common stock issuable upon the exercise of outstanding common stock warrants and 2,006,244 shares of common stock issuable upon the exercise of stock options and release of restricted stock units (“RSUs”). Diluted net loss per share of common stock for the nine months ended September 30, 2019 excludes the effect of anti-dilutive equity instruments including 615,385 shares of common stock then issuable upon conversion of the Company’s preferred stock, 4,226,785 shares of common stock then issuable upon the exercise of outstanding warrants and 964,995 shares of common stock then issuable upon the exercise of stock options and release of RSUs. The Company did not consider a two-class method of loss per share given that the Company’s convertible participating securities do not participate in losses.

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

The fair value of each option for employees was estimated on the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Assumed risk-free interest rate	0.36%	1.68%	0.36% - 1.69%	1.68% - 2.50%
Assumed volatility	71.41%	73.50%	64.03% - 71.41%	73.20% - 73.50%
Expected option term	6.05 - 6.16	6.02	5.04 - 6.25	6.02 - 6.08
Expected dividend yield	—	—	—	—

The Company recorded stock-based compensation expense for employee options, RSUs, ESPP contributions, and consultant options of $1.4 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and $3.5 million and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively. The total compensation cost related to non-vested awards not yet recognized at September 30, 2020 was $13.6 million, which is expected to be recognized over a weighted average term of 2.96 years.

(p)	Fair Value Measurements

The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the Company’s fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table provides a summary of the assets that are measured at fair value on a recurring basis as of September 30, 2020 (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3,077	$—	$—	$3,077

Marketable securities, available for sale:
Corporate debt	—	7,960	—	7,960
Municipal securities	—	6,804	—	6,804
U.S. government debt securities	—	22,143	—	22,143
Total marketable securities, available for sale	—	36,907	—	36,907

Total assets measured at fair value on a recurring basis	$3,077	$36,907	$—	$39,984

The Company’s marketable debt securities are classified as available-for-sale securities based on management's intentions and are at level 2 of the fair value hierarchy, as these investment securities are valued based upon quoted prices for identical or similar instruments in markets that are not active. The Company has classified marketable securities with original maturities of greater than one year as short-term investments based upon the Company’s ability and intent to use all of those marketable securities to satisfy the liquidity needs of the Company’s current operations.

There were no assets or liabilities that were measured at fair value on a recurring basis as of December 31, 2019. The Company believes the carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these accounts.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available for sale debt securities. This standard covers the Company’s financial instruments, such as debt securities that are available for sale. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new guidance requires companies to identify, analyze, document and support new methodologies for quantifying expected credit loss estimates for financial instruments, using information such as historical experience and current economic conditions, plus the use of reasonable supportable forecast information. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which extends the adoption date for public smaller reporting companies to fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. ASU 2016-13 is effective for the Company beginning in the first quarter of 2021, with early adoption permitted. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements.

2. Balance Sheet Details

Short-Term Marketable Securities

Short-term marketable securities, consisting of debt securities, were as follows as September 30, 2020 (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Market Value
Short-term marketable securities, available for sale:
Corporate debt	$7,913	$1	$(5)	$7,909
Municipal securities	6,797	1	—	6,798
U.S. government debt securities	22,051	3	—	22,054
Total short-term marketable securities, available for sale	$36,761	$5	$(5)	$36,761

As of December 31, 2019, there were no marketable securities maintained by the Company.

Prepaid Expenses and PP&E

Condensed consolidated balance sheet details are as follows (in thousands):

	September 30, 2020	December 31, 2019
Prepaid expenses and other current assets:
Prepaid insurance	$1,592	$951
Prepaid trade shows	24	85
Prepaid software development fees	214	—
Prepaid subscription fees	51	21
Other current assets	—	4
Total prepaid expenses and other current assets	$1,881	$1,061
Property and equipment, gross:
Laboratory equipment	$2,021	$1,135
Computer equipment	38	15
Furniture and fixtures	109	34
Leasehold improvements	678	32
Total property and equipment, gross	2,846	1,216
Less accumulated depreciation	(522)	(239)
Total property and equipment, net	$2,324	$977

Accrued Compensation and Accrued Liabilities

Condensed consolidated balance sheet details are as follows (in thousands):

	September 30, 2020	December 31, 2019
Accrued compensation:
Accrued paid time off	$545	$309
Accrued bonus and deferred compensation	1,244	465
Accrued severance	1	368
Total accrued compensation	$1,790	$1,142
Accrued liabilities:
Accrued consulting services	$39	$37
Accrued printing fees	—	55
Accrued advertising fees	44	—
Deferred rent	292	88
Other accrued expenses	109	38
Total accrued liabilities	$484	$218

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

Several of the embedded features of the 2018 Bridge Notes were identified as meeting the criteria of a derivative and ultimately bifurcated from the host contract. DermTech Operations accounted for this by separating the derivative component of the 2018 Bridge Notes as a derivative liability on the condensed consolidated balance sheet. DermTech Operations assigned a value to the debt component of the 2018 Bridge Notes equal to the difference between the estimated fair value of the 2018 Bridge Notes with and without the conversion features, which resulted in DermTech Operations recording the 2018 Bridge Notes at a discount. The total debt discount amount as of the respective date of issuance of the 2018 Bridge Notes was determined to be $2.5 million. DermTech Operations amortized the debt discount over the contractual life (i.e., March 31, 2019) of the 2018 Bridge Notes as additional non-cash interest expense utilizing the effective interest method. At each financial reporting period, DermTech Operations remeasured the fair value of the embedded features bifurcated from the 2018 Bridge Notes (i.e., the derivative liability) and changes in the fair value are recognized in earnings. Losses relating to the change in fair value of the derivative liability recognized as other expense on the Statement of Operations and Comprehensive Loss were zero and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and zero and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.

On May 23, 2019, DermTech Operations and the various convertible 2018 Bridge Note holders agreed to amend the outstanding convertible notes that were issued in the second half of 2018. As part of the amendment, the maturity dates of the notes were extended to the earliest of (i) September 24, 2019; (ii) the occurrence of an Event of Default (as defined in the 2018 Bridge Notes); (iii) the consummation of a liquidation or dissolution of DermTech Operations; (iv) a Liquidation Transaction (as defined in the 2018 Bridge Notes); or (v) the consummation of a merger with or into the Company or any of its subsidiaries.

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

Several of the embedded features of the 2019 Bridge Notes were identified as meeting the criteria of a derivative and ultimately bifurcated from the host contract. DermTech Operations accounted for this by separating the derivative component of the 2019 Bridge Notes as a derivative liability on the condensed consolidated balance sheet. The Company assigned a value to the debt component of the 2019 Bridge Notes equal to the difference between the estimated fair value of the 2019 Bridge Notes with and without the conversion features, which resulted in DermTech Operations recording the 2019 Bridge Notes at a discount. The total debt discount amount as of the respective date of issuance of the 2019 Bridge Notes was determined to be $0.3 million. DermTech Operations amortized the debt discount over the contractual life (i.e., September 25, 2019) of the 2019 Bridge Notes as additional non-cash interest expense utilizing the effective interest method. At each financial reporting period, DermTech Operations remeasured the fair value of the embedded features bifurcated from the 2019 Bridge Notes (i.e., the derivative liability) and changes in the fair value were recognized in earnings. Losses relating to the change in fair value of the derivative liability recognized as other expense on the Statement of Operations and Comprehensive Loss were zero and $11,000 for the three months ended September 30, 2020 and 2019, respectively, and zero and $14,000 for the nine months ended September 30, 2020 and 2019, respectively.

Exchange of Convertible Debt for Shares of Common Stock

On August 29, 2019, immediately prior to the completion of the Business Combination, all unpaid principal and interest on the 2019 Bridge Notes and the 2018 Bridge Notes (collectively, “the Bridge Notes”) was converted into 2,267,042 shares of common stock of DermTech Operations.

The conversion of the Bridge Notes debt for shares of common stock of DermTech Operations was accounted for as an extinguishment of the Bridge Notes. The conversion resulted in DermTech Operations having legally settled the debt obligations. DermTech Operations’ equity was increased by the settlement-date fair value of the shares of common stock issued. Certain bifurcated embedded derivative instruments also were settled as part of the transaction.

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

There was no liability balance for the Company’s 2019 Bridge Notes or 2018 Bridge Notes as of September 30, 2020 and December 31, 2019.

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

(c)	Series A Convertible Preferred Stock Financing

In connection with the 2019 PIPE Financing and on August 29, 2019, immediately following the completion of the Business Combination, the Company filed a Certificate of Designation of Preferences, Rights and Limitations for the Company’s Series A Convertible Preferred Stock (the “Series A Certificate of Designation”). An aggregate of 1,231 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $4.0 million were issued to certain accredited investors. On August 10, 2020, entities affiliated with Farallon Capital Management, L.L.C. converted an aggregate of 1,231 shares of Series A Preferred Stock into 615,385 shares of common stock. On September 9, 2020, the Company filed a Certificate of Elimination of Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware to eliminate its Series A Convertible Preferred Stock.

Preferred Dividends

Holders of the Company’s Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”) were entitled to receive dividends on an as-converted basis equal to and in the same form as dividends paid on shares of the Company’s common stock when, as and if these dividends were paid on the Company’s common stock.

Preferred Liquidation Preference

Holders of the Series A Convertible Preferred Stock were to participate pari passu with the holders of the Company’s common stock on an as-converted basis in the event of dissolution, liquidation or winding up of the Company.

Redemption

The Series A Convertible Preferred Stock did not contain any mandatory redemption features. The Series A Convertible Preferred Stock were classified as temporary equity in the accompanying condensed consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in beneficial ownership events outside of the Company’s control. The Company determined not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such events would occur.

Conversion

Each share of the Company’s Series A Convertible Preferred Stock was convertible into 500 shares of the Company’s common stock at a conversion price, as adjusted for the Reverse Stock Split, of $6.50 per share, subject to adjustment as set forth in the Series A Certificate of Designation, and provided that in no event may any shares of the Series A Convertible Preferred Stock be convertible if the conversion would result in the holder beneficially owning more than 9.99% of the Company’s then-outstanding shares of common stock.

Voting Rights

The shares of the Series A Convertible Preferred Stock had no voting rights, except with respect to certain protective provisions set forth in the Series A Certificate of Designation relating to the powers, preferences and rights of such shares.

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

At the Company’s annual meeting held on May 26, 2020, the Company’s stockholders voted to approve the 2020 PIPE Financing. As a result, on May 27, 2020 the 3,199 outstanding shares of Series B‑1 Convertible Preferred Stock were automatically converted into an aggregate of 3,198,949 shares of common stock. On September 9, 2020, the Company filed a Certificate of Elimination of Series B-1 Convertible Preferred Stock with the Secretary of State of the State of Delaware to eliminate its Series B-1 Convertible Preferred Stock.

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

(f)	Series B-2 Convertible Preferred Stock Issued in Connection with 2020 PIPE Financing

In connection with the 2020 PIPE Financing transaction and on March 2, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations for the Company’s Series B-2 Convertible Preferred Stock (the “Series B-2 Certificate of Designation”). An aggregate of 524 shares of Series B-2 Convertible Preferred Stock for an aggregate purchase price of $5.5 million were issued to certain accredited investors. On August 10, 2020, entities affiliated with Farallon Capital Management, L.L.C. converted an aggregate of 524 shares of Series B‑2 Preferred Stock into 523,814 shares of common stock. On September 9, 2020, the Company filed a Certificate of Elimination of Series B-2 Convertible Preferred Stock with the Secretary of State of the State of Delaware to eliminate its Series B-2 Convertible Preferred Stock.

Preferred Dividends

Holders of the Company’s Series B-2 Convertible Preferred Stock (the “Series B-2 Convertible Preferred Stock”) were entitled to receive dividends on an as-converted basis equal to and in the same form as dividends paid on shares of the Company’s common stock when, as and if these dividends are paid on the Company’s common stock.

Preferred Liquidation Preference

Holders of the Series B-2 Convertible Preferred Stock were to participate pari passu with the holders of the Company’s common stock on an as-converted basis in the event of dissolution, liquidation or winding up of the Company.

Redemption

The Series B-2 Convertible Preferred Stock did not contain any mandatory redemption features. The Company’s Series B-2 Convertible Preferred Stock was classified as temporary equity in the accompanying condensed consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in beneficial ownership events outside of the Company’s control. The Company determined not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such events would occur.

Conversion

Each Series B-2 Share was convertible into 1,000 shares of the Company’s common stock at a conversion price equal to $10.50, subject to adjustment as provided in the Series B-2 Certificate of Designation. Each Series B-2 Share was convertible into Company common stock at the option of the holder, provided that conversion will be prohibited (i) until the first trading day after the Stockholder Approval, which occurred on May 27, 2020, and (ii) following the Stockholder Approval, if, as a result of any such conversion, the holder would beneficially own in excess of 9.99% of the total number of shares of Company common stock outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Limitation”). A holder of Series B-2 Shares may reset the Beneficial Ownership Limitation to a higher or lower number upon providing written notice to the Company. Any such notice providing for an increase to such Holder’s Beneficial Ownership Limitation will be effective on the 61st day after its delivery to the Company.

Voting Rights

The Series B-2 Shares had no voting rights, except with respect to certain protective provisions set forth in the Series B-2 Certificate of Designation relating to the powers, preferences and rights of such shares.

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

Public Warrants

The Company previously issued 14,936,250 warrants to purchase common stock in public and private placement offerings which were consummated on June 23, 2017 (the “Public Warrants”). The Public Warrants have a five year life from the date the Business Combination was consummated and every four Public Warrants entitle the holder to purchase one share at an exercise price of $23.00 per whole share (as adjusted for the Reverse Stock Split). Outstanding Public Warrants totaled 14,936,250 as of September 30, 2020 and December 31, 2019.

Series C Warrants

In connection with DermTech Operations’ Series C Preferred Stock financing that took place between 2016 and 2018, each investor that purchased at least $1 million of Series C Convertible Preferred Stock in a single closing received a three-year warrant to purchase shares of common stock at an exercise price of $9.54 per share in the amount equal to 20% of shares of Series C Preferred Stock purchased. Outstanding Series C warrants totaled 106,416 and 202,897 as of September 30, 2020 and December 31, 2019, respectively.

Placement Agent Warrants

In connection with several of DermTech Operations’ financings that took place between 2015 and 2018, DermTech Operations engaged a registered placement agent to assist in marketing and selling of common and preferred units. From 2015 to 2016, DermTech Operations issued 168,522 seven-year warrants to purchase one share of common stock each at an exercise price of $8.68 per share. From 2016 to 2018, DermTech Operations issued 72,658 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share. In 2020, the Company issued 15,724 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share in connection with the Company’s 2018 Bridge Note financing. Outstanding placement agent warrants totaled 251,349 and 241,217 as of September 30, 2020 and December 31, 2019, respectively.

(i)	Stock-Based Compensation

2010 Stock Option Plan

In connection with the Business Combination, the Company assumed the DermTech Operations’ Amended and Restated 2010 Stock Option Plan (the “2010 Plan”), which provided for the granting of incentive and non-statutory stock options and restricted stock purchase rights and bonus awards. Under the 2010 Plan, incentive and non-statutory stock options were granted at not less than 100% of the fair market value of the Company’s common stock on the date of grant. For incentive stock options granted to a ten percent shareholder under the 2010 Plan, the exercise price was not less than 110% of the fair market value of a share of stock on the effective date of grant. DermTech Operations initially reserved 1.0 million shares of common stock for issuance to its employees, non-employee directors and consultants. The 2010 Plan included a provision which annually increased the amount of common stock reserved for issuance under the 2010 Plan. The contractual term of options granted under the 2010 Plan was ten years. Vesting provisions varied based on the specific terms of the individual option awards. At the Company’s annual meeting held on May 26, 2020, the Company’s shareholders voted to approve the DermTech, Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which terminated the 2010 Plan. No additional awards will be granted under the 2010 Plan, however, all outstanding awards under the 2010 Plan remain in effect. Zero and 0.1 million options remained available for future grant under the 2010 Plan as of September 30, 2020 and December 31, 2019, respectively.

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

The 2020 Plan authorizes the Company to issue up to 1,900,000 shares of the Company’s common stock pursuant to awards granted under the 2020 Plan, plus the number of shares underlying any stock option and other stock-based awards previously granted under the 2010 Plan that are forfeited, canceled, or terminated (other than by exercise) on or after May 26, 2020; provided that no more than 1,400,000 shares may be added to the 2020 Plan pursuant to such forfeitures, cancellations and terminations. In addition, the number of shares available for issuance under the 2020 Plan will automatically increase on the first day of each fiscal year beginning in fiscal year 2021 and ending on the second day of fiscal year 2025, by an amount equal to the smaller of (i) 3.5% of the number of shares of common stock outstanding on such date and (ii) an amount determined by the administrator of the 2020 Plan. The 2020 Plan will expire on April 12, 2030 or an earlier date approved by a vote of the Company’s stockholders or board of directors. The contractual term of options granted under the 2020 Plan is not more than ten years. Vesting provisions vary based on the specific terms of the individual option awards. 1,091,817 shares remained available for future grant under the 2020 Plan as of September 30, 2020.

2020 Employee Stock Purchase Plan

On May 26, 2020, the Company’s stockholders approved the adoption of the Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), which allows for full-time and certain part-time employees of the Company to purchase shares of common stock at a discount to fair market value. Eligible employees enroll in a six-month offering period during the open enrollment period prior to the start of that offering period. A new offering period begins approximately every March 1 and September 1. At the end of each offering period, the accumulated contributions are used to purchase shares of the Company’s common stock. Shares are purchased at a price equal to 85% of the lower of: (i) the fair market value of our common stock on the first business day of an offering period or (ii) the fair market value of our common stock on the last business day of an offering period.

The ESPP authorizes the Company to issue up to 400,000 shares of the Company’s common stock. In addition, the number of shares available for issuance under the ESPP will automatically increase on the first day of each of the Company’s fiscal years beginning in 2021 and ending on the first day of 2030, in an amount equal to the lesser of (i) 300,000 shares, (ii) 1% of the shares of Company common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company. 400,000 shares remained available for future grant under the ESPP as of September 30, 2020.

Management Warrants

Warrants to purchase DermTech Operations common stock were issued to executive officers of DermTech Operations in lieu of issuing certain stock options (the “Management Warrants”). The Management Warrants were assumed by the Company in connection with the Business Combination. The Management Warrants have a ten-year life and are exercisable for Company common stock at $1.08 per share. The Management Warrants vested monthly over a four-year period. Outstanding Management Warrants totaled 22,320 at September 30, 2020 and December 31, 2019.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at September 30, 2020 and December, 31 2019 (in thousands):

	September 30, 2020	December 31, 2019
Warrants to purchase common stock	380	466
Public Warrants to purchase common stock*	3,734	3,734
Stock options issued and outstanding	1,423	444
RSUs issued and outstanding	583	—
Authorized for future equity grants	1,092	143
Authorized for future ESPP purchases	400	—
Total common stock reserved for future issuance	7,612	4,787

* Four Public Warrants are needed to purchase one share of common stock. The numbers presented above reflect the amount of shares of common stock underlying Public Warrants.

5. Income Taxes

The Company has reported net losses since inception and therefore, the minimum provision for state income taxes has been recorded. The federal statutory rate was 21% at September 30, 2020 and December 31, 2019, respectively, and the effective income tax rate for the Company’s provision for income taxes was 0% at September 30, 2020 and December 31, 2019, respectively.

The utilization of net operating losses (“NOLs”) and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (“IRC”), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has not completed a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. If an ownership change has occurred, the Company’s ability to use its NOLs or tax credit carryforwards may be restricted, which could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.

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

6. Commitments and Contingencies

Operating Leases

In January 2013, DermTech Operations entered into a non-cancelable lease agreement for its operating facilities. In January 2014, DermTech Operations signed an amendment to the lease to extend the term through January 2017. In November 2016, DermTech Operations signed a second amendment to the lease to extend the term through March 2022. In August 2019, DermTech Operations signed a third amendment to the lease to add additional space, and in September 2019, the Company signed a fourth amendment to the lease to add additional space. In February 2020, the Company signed a fifth amendment to the lease to add additional space. In connection with the Business Combination, the Company assumed all obligations under the lease, as amended, from DermTech Operations. As part of the fifth amendment, the Company was entitled to a tenant improvement allowance for certain costs incurred while performing these improvements in the amount of $0.3 million, which amount may be increased by up to $0.1 million at the Company’s election and subject to a corresponding increase in rent. The Company records rent expense on a straight line basis over the life of the lease and the difference between the average rent expense and cash payments for rent is recorded as deferred rent and is included in accrued liabilities on the condensed consolidated balance sheet.

Rent and associated common area maintenance expense totaled $0.5 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively and $1.3 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Future minimum operating lease payments for the operating facilities as of September 30, 2020 were (in thousands):

Remainder of 2020	$336
2021	1,370
2022	1,411
2023	478
Total future minimum lease payments	$3,595

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

Pursuant to the terms of the Deferred Underwriting Fee Assignment Agreement, as amended, if the Company were to raise at least $15.0 million in proceeds received from equity financings consummated prior to the one-year anniversary of the Business Combination, excluding the proceeds received from any financing consummated prior to or simultaneous with the Business Combination, then the Company would pay to the underwriters $1.4 million within one week of the one-year anniversary of the Business Combination. In connection with the Company’s 2020 PIPE Financing, the Company raised $65.0 million in gross proceeds, which satisfied this condition of the Deferred Underwriting Fee Assignment Agreement. On September 2, 2020, the Company paid the underwriters $1.4 million in satisfaction of the Company’s obligation of the deferred underwriting fees in full. No further payment will be required of the Company in connection with the deferred underwriting fees.

Legal Proceedings

On July 7, 2020, the Company and LifeSci Capital LLC (“LifeSci”) participated in a mediation regarding a dispute that arose between them relating to the Business Combination and the 2019 PIPE Financing. During such mediation, the Company and LifeSci informally agreed to settle all claims and disputes between them. On July 14, 2020, the Company and LifeSci entered into a formal settlement agreement, pursuant to which the Company agreed to issue on or about September 4, 2020 in a private placement a variable number of shares of the Company’s common stock to LifeSci in the aggregate value of $1.0 million based upon the fair market value of a share of the Company’s common stock (the “Settlement Agreement”).  Under the Settlement Agreement, the “fair market value of a share of common stock” was deemed to be the average of the closing prices of the Company’s common stock on the Nasdaq Capital Market over the five-day period ending on September 3, 2020. In lieu of paying LifeSci the full settlement amount in shares, the Company was permitted, at its discretion, to pay 50% of the settlement amount in cash and the remaining 50% in shares of common stock.

On September 4, 2020, the Company issued LifeSci 87,790 shares of common stock with an aggregate value of $1.0 million based upon the fair market value of a share of common stock, which was deemed to be the average of the closing prices of the common stock on the Nasdaq Capital Market over the five-day period ending on September 3, 2020, or $11.516 per share. Pursuant to the Settlement Agreement, the Company elected to pay the full settlement amount in shares of common stock.

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

9. Related Party Transactions

During 2019 and 2020, the Company engaged EVERSANA Life Science Services, LLC (“EVERSANA”) to provide certain marketing services to the Company. Leana Wood, the spouse of Todd Wood, the Company’s Chief Commercial Offer, is an employee of EVERSANA. The Company incurred $0.3 million and $0.2 million in costs for the three months ended September 30, 2020 and 2019, respectively, and $0.9 million and $0.2 million in costs for the nine months ended September 30, 2020 and 2019, respectively.

On October 1, 2019, the Company entered into a consulting agreement with Michael Dobak pursuant to which the Company will compensate Michael Dobak, in an amount not to exceed $100,000, for certain public relations and marketing services. On July 28, 2020, the Company and Michael Dobak entered into an amendment to such consulting agreement to modify the terms of Michael Dobak’s compensation. The amended consulting agreement compensates Michael Dobak $15,000 per month for the period May 11, 2020 through September 30, 2020 and also grants him a restricted stock unit award that fully vests in a single installment on August 31, 2020 and represents the contingent right to receive 5,000 shares of common stock on January 2, 2021. Michael Dobak is the brother of Dr. John Dobak, the Company’s Chief Executive Officer. The Company incurred $45,000 and zero in costs for the three months ended September 30, 2020 and 2019, respectively, and $0.1 million and zero in costs for the nine months ended September 30, 2020 and 2019, respectively.

There were no other related party transactions identified in 2020 and 2019.

10. Subsequent Events

The Company considered subsequent events through November 10, 2020, the date the condensed consolidated financial statements were available to be issued.

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

Overview

We are an emerging growth molecular diagnostic company developing and marketing novel non-invasive genomics tests that seek to transform the practice of dermatology and related fields. Our platform may change the diagnostic paradigm in dermatology from one that is subjective, invasive, less accurate and higher-cost to one that is objective, non-invasive, more accurate and lower-cost. Our initial focus is skin cancer. We currently have two clinical commercial tests, with a third in development, that enhance the early detection of skin cancer and related conditions. Our scalable genomics platform has been designed to work with a proprietary adhesive patch sample collection kit that provides a skin sample collected non-invasively. We process our tests in a Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified and College of American Pathologists accredited commercial laboratory located in La Jolla, California that is licensed by the State of California and all states requiring out-of-state licensure. We also provide our technology platform on a contract basis to large pharmaceutical companies who use the technology in their clinical trials to test for the existence of genetic targets of various diseases and to measure the response of new drugs under development. We have a history of net losses since our inception.

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

Revenue Effects Related to COVID-19 Pandemic

Assay Revenue

Given that much of our assay revenue is driven by the samples that are sent by physicians and physician assistants, or collectively, clinicians, to our central lab for testing, a key performance measure for us is samples that are received and processed by our central lab successfully, also known as billable samples. Sample volume is dependent on two major factors: the number of clinicians who order an assay in any given quarter and the number of assays ordered by each clinician during the period. The number of ordering clinicians and the utilization per clinician can vary based on a number of factors including the types of patients presenting suspicious skin  conditions, clinician reimbursement, office workflow, market awareness, clinician education and other factors.

Beginning in March 2020 and continuing through the third quarter of 2020, the ongoing COVID-19 pandemic has reduced patient access to clinician offices for in-person testing, which has resulted in a reduced volume of billable samples received relative to our pre-pandemic expectations. April 2020 billable sample volume was down by approximately 80%, commensurate with the closure of dermatology offices, compared to the average monthly billable sample volume for the two months preceding the beginning of the COVID-19 stay-at-home orders. Despite the downturn in billable samples in April 2020, we saw a stabilization of billable sample volume throughout the rest of the second quarter and through the third quarter as various states and dermatology offices began to open throughout the country. Billable sample volume first exceeded pre‑pandemic levels in July 2020 even without all dermatology practices returning to full operations. Billable sample volume for the three months ended September 30, 2020 was 107% higher than billable sample volume for the three months ended June 30, 2020, and billable sample volume for the nine months ended September 30, 2020 was 79% higher than billable sample volume for the nine months ended September 30, 2019. Billable sample volume for the three months ended September 30, 2020 was 86% higher than billable sample volume for the three months ended September 30, 2019. Billable sample volumes could continue to be impacted by the ongoing COVID-19 pandemic and further impacted by a resurgence of the virus in the future.

We have made available beginning in late April 2020 a telemedicine option for the PLA, but the telemedicine market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. While the COVID-19 pandemic is ongoing and clinician offices either continue to remain closed or close again due to the rolling back of reopening plans in various states, we expect that our revenues will depend to an extent on the willingness of clinicians and their patients to use our telemedicine option for the PLA, as well as on our ability to demonstrate the value of our telemedicine option to health plans and other purchasers of healthcare for beneficiaries. We also expect that the duration and extent of the effects of the ongoing COVID-19 pandemic in reducing patient access to clinician offices for in-person testing will adversely affect our revenues.

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

Financial Overview

Revenue

We generate revenue through laboratory services that are billed to Medicare, private medical insurance companies and to pharmaceutical companies who order our laboratory services, which can include sample collection kits, assay development, gene expression analysis, data analysis and reporting. Our revenue is generated from two revenue streams: contract revenue and assay revenue. Assay revenue can be highly variable as it is based on payments received by private insurance payors that are not under contract and can vary based on patient insurance coverage, deductibles and co-pays. Contract revenue is ordered by customers on projects that may span over several years, which makes this type of revenue highly variable. Segments of these contracts may be increased, delayed or eliminated based on the success of each customers’ clinical trials or other factors.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses are primarily related to our specialty field sales force, market research, reimbursement efforts, trade show attendance, public relations, and general marketing. We expect these expenses to increase significantly as we expand our direct consumer marketing efforts and continue to add to our specialty sales force, marketing and payor access teams throughout 2020 and 2021.

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

2019 PIPE Financing

On August 29, 2019, immediately prior to the completion of the Business Combination, the Company issued to certain accredited investors, in a private placement transaction, or the 2019 PIPE Financing, an aggregate of 3,076,925 shares of common stock and 1,231 shares of Series A Convertible Preferred Stock for aggregate gross proceeds of $24.0 million, or $6.50 per share of common stock on an as-converted basis.  The 2019 PIPE Financing was conducted pursuant to the terms of separate Subscription Agreements and Amended and Restated Subscription Agreements, dated between May 22, 2019 and August 1, 2019, entered into by the Company and the investors. After giving effect to the Reverse Stock Split, each share of Series A Convertible Preferred Stock was convertible into 500 shares of the Company’s common stock, subject to conditions and adjustment as provided in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

On August 10, 2020, entities affiliated with Farallon Capital Management, L.L.C., or the Farallon entities, converted an aggregate of 1,231 shares of Series A Preferred Stock into 615,385 shares of common stock. On September 9, 2020, the Company filed a Certificate of Elimination of Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware to eliminate its Series A Convertible Preferred Stock.

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

At the Company’s annual meeting held on May 26, 2020, the Company’s stockholders voted to approve the 2020 PIPE Financing, which resulted in the automatic conversion of the Series B-1 Shares into 3,198,949 shares of common stock on May 27, 2020. Each Series B-2 Share was convertible into 1,000 shares of the Company’s common stock, subject to conditions and adjustment as provided in the Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Convertible Preferred Stock. On August 10, 2020, entities affiliated with Farallon Capital Management, L.L.C., or the Farallon entities, converted an aggregate of 524 shares of Series B‑2 Preferred Stock into 523,814 shares of common stock. On September 9, 2020, the Company filed a Certificate of Elimination of Series B-1 Convertible Preferred Stock and Certificate of Elimination of Series B-2 Convertible Preferred Stock with the Secretary of State of the State of Delaware to eliminate its Series B-1 and B-2 Convertible Preferred Stock.

Results of Operations

Three and Nine Months Ended September 30, 2020 and September 30, 2019

Assay Revenue

Assay revenues grew $0.8 million, or 220%, to $1.2 million for the three months ended September 30, 2020 compared to $0.4 million for the three months ended September 30, 2019. Assay revenues grew $1.8 million, or 196%, to $2.7 million for the nine months ended September 30, 2020 compared to $0.9 million for the nine months ended September 30, 2019. Billable samples increased to approximately 6,700 for the three months ended September 30, 2020 compared to approximately 3,600 for the three months ended September 30, 2019. Billable samples increased to approximately 15,700 for the nine months ended September 30, 2020 compared to approximately 8,800 for the nine months ended September 30, 2019. Sample volume is dependent on two major factors: the number of clinicians who order an assay in any given quarter and the number of assays ordered by each clinician during the period. The number of ordering clinicians and the utilization per clinician can vary based on a number of factors including the types of patients presenting skin cancer conditions, clinician reimbursement, office workflow, market awareness, clinician education and other factors. The ongoing COVID-19 pandemic has negatively affected and will continue to negatively affect and our assay revenue by, among other things, limiting patient access to clinician offices for in-person testing.

Contract Revenue

Contract revenues with major pharmaceutical companies decreased $0.1 million, or 28%, to $0.1 million for the three months ended September 30, 2020, compared to $0.2 million for the three months ended September 30, 2019. Contract revenues increased $0.2 million, or 25%, to $1.1 million for the nine months ended September 30, 2020, compared to $0.9 million for the nine months ended September 30, 2019. Contract revenue can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors. The ongoing COVID-19 pandemic has negatively affected and will continue to negatively affect our pharmaceutical customers’ clinical trials. The extent of such effect on our future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic on our pharmaceutical customers’ clinical trials. Many of our contracts with third parties are structured to contain milestone billing payments, which typically are advanced payments on work yet to be performed. These advanced payments are structured to help fund operations and are included in deferred revenue as the work has not yet been performed. As of September 30, 2020, the deferred revenue amount for these contracts, which is the advanced payments minus the value of work performed, was $1.7 million. These advanced payments will remain in deferred revenue until we process the laboratory portion of the contracts allowing us to recognize the revenue.

Cost of Revenue

Cost of revenues increased $0.8 million, or 106%, to $1.6 million for the three months ended September 30, 2020 compared to $0.8 million for the three months ended September 30, 2019. Cost of revenues increased $2.2 million, or 103%, to $4.3 million for the nine months ended September 30, 2020 compared to $2.1 million for the nine months ended September 30, 2019. The increase was largely attributable to a higher billable sample volume in 2020, higher fixed facility costs and higher equipment costs. At current capacity, a large portion of the costs of revenue are fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. The variable cost of revenue expenses incurred primarily relate to compensation-related costs for our laboratory scientists and technicians, laboratory supplies, shipping costs, equipment maintenance and calibration, and utilities. We remain committed to continuing the automation of our laboratory processes in order to become more cost efficient and productive.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $2.6 million, or 133%, to $4.6 million for the three months ended September 30, 2020 compared to $2.0 million for the three months ended September 30, 2019. Sales and marketing expenses increased $7.1 million, or 183%, to $11.0 million for the nine months ended September 30, 2020 compared to $3.9 million for the nine months ended September 30, 2019. The increase was primarily attributable to higher compensation-related costs from the expansion of the existing sales force and increased spending on advertising activities to increase market exposure. We expect to add to our specialty sales force, marketing and payor access teams throughout 2020 and 2021, and increase spending on direct to consumer marketing campaigns, which collectively would significantly increase our sales and marketing expenses.

Research and Development

R&D expenses increased $0.9 million, or 114%, to $1.6 million for the three months ended September 30, 2020 compared to $0.8 million for the three months ended September 30, 2019. R&D expenses increased $1.5 million, or 83%, to $3.4 million for the nine months ended September 30, 2020 compared to $1.8 million for the nine months ended September 30, 2019. The increase was due to higher compensation and recruiting costs of expanding the R&D team, including the addition of a new Chief Scientific Officer, as well as an increased spend on laboratory supplies to conduct research and development activities. We expect these expenses to increase as we continue to grow the R&D team and focus on the development of our UV DNA damage assay, our basal and squamous cell skin cancer assays and other products in our pipeline.

General and Administrative

General and administrative expenses decreased $0.3 million, or 9%, to $2.9 million for the three months ended September 30, 2020 compared to $3.2 million for the three months ended September 30, 2019. The decrease for the three months ended September 30, 2020 was primarily due to reduced legal costs in the current quarter since the Business Combination was completed in August 2019. General and administrative expenses increased $4.5 million, or 70%, to $11.0 million for the nine months ended September 30, 2020 compared to $6.4 million for the nine months ended September 30, 2019. The increase for the nine months ended September 30, 2020 was primarily due to significant costs required to operate as a publicly traded company, including filings with the SEC. We expect these expenses to continue to increase as we add additional infrastructure such as human resources, information technology and legal resources. Ongoing expenses include salaries and benefits, stock-based compensation, facility costs, billing and collections, auditing and legal expenses. Also included in general and administrative expenses for the nine months ended September 30, 2020 was a one-time $1.0 million litigation settlement charge related to the Settlement Agreement with LifeSci.

Interest Income/(Expense)

Interest income for the three months ended September 30, 2020 was $9,000 compared to interest expense of $0.4 million for the three months ended September 30, 2019. Interest income for the nine months ended September 30, 2020 was $19,000 compared to interest expense of $2.7 million for the nine months ended September 30, 2019. The change was due to the extinguishment of the convertible bridge notes that occurred in August 2019 in connection with the Business Combination. We do not expect to incur significant interest expense for future reporting periods in 2020.

Other Expense

Other expense decreased $0.1 million, or 100%, to $0 for the three months ended September 30, 2020 compared to $0.1 million for the three months ended September 30, 2019. Other expense decreased $0.4 million, or 100%, to $0 for the nine months ended September 30, 2020 compared to $0.4 million for the nine months ended September 30, 2019. The significant decrease in other expense was due to the extinguishment of the convertible bridge notes that occurred in August 2019 in connection with the Business Combination.

Liquidity and Capital Resources

We have never been profitable and have historically incurred substantial net losses, including net losses of $10.0 million for the twelve months ended December 31, 2018, $19.7 million for the twelve months ended December 31, 2019, and $25.8 million for the nine months ended September 30, 2020. As of September 30, 2020, our accumulated deficit was $116.9 million. For the nine months ended September 30, 2020, we had negative operating cash flow of $21.9 million. In connection with the Business Combination, we completed the 2019 PIPE Financing that raised a total of $24.0 million in gross proceeds in addition to the $1.8 million in cash the Company had on hand at the closing of the Business Combination. In addition, we completed the 2020 PIPE Financing in March 2020, which raised a total of $65.0 million in gross proceeds. We have historically financed operations through private placement equity offerings and convertible debt offerings.

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

As of September 30, 2020, our cash and cash equivalents totaled approximately $14.6 million and short-term marketable securities totaled approximately $36.9 million. Based on our current business operations and the additional financing completed in March 2020, we believe our current cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next twelve months. While we believe we have enough capital to fund anticipated operating costs for at least the next 12 months, we expect to incur significant additional operating losses over at least the next several years. We anticipate that we will raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements in order to support our planned operations and to continue developing and commercializing gene expression tests. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments or to take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including:

•	our revenue growth rate and ability to generate cash flows from operating activities;
•

the willingness of clinicians and their patients to use our telemedicine option for the PLA and the duration and extent of the effects of the ongoing COVID-19 pandemic in reducing patient access to clinician offices for in-person testing;

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

Cash Flow Analysis

Nine Months Ended September 30, 2020

Net cash used in operating activities for the nine months ended September 30, 2020 totaled $21.9 million, primarily driven by the $25.8 million net loss offset partially by non-cash related items, including $3.5 million in stock-based compensation and $0.3 million in depreciation. In addition, we had positive cash flow of $1.6 million from the increase in accrued expenses and deferred revenue, which was offset by a cash outflow of $0.9 million through payments of prepaid expenses.

Net cash used in investing activities for the nine months ended September 30, 2020 totaled $38.5 million, which related to the purchase of $36.9 million short-term investments and $1.6 million in purchases of property and equipment. As we scale our sales force, the expected timing of a corresponding increase in assay volume is uncertain due, in part, to challenges presented by the ongoing COVID-19 pandemic, such as related limits on patient access to clinician offices for in-person testing. Additional laboratory equipment investment will be needed to install complex automation systems and other genomic testing equipment needed to expand testing capacity.

Net cash provided by financing activities for the nine months ended September 30, 2020 totaled $59.7 million, which was driven by $59.9 million in net proceeds raised from the 2020 PIPE Financing and $1.2 million from the exercise of stock options and warrants. This was offset by the payment made by the Company of the deferred underwriting fees of $1.4 million.

Off-Balance Sheet Arrangements

As of September 30, 2020 and September 30, 2019, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is capital preservation to fund operations, while at the same time maximizing investment income without significantly increasing investment risk. To achieve these objectives, our investment policy allows for a portfolio of cash equivalents and investments in a variety of securities, including money market funds, U.S. government debt and corporate debt securities. Due to the short-term nature of our investments, we believe that we have no material exposure to interest rate risk.

Item 4. Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to the risk factors set forth below, you should review the discussion under the heading “Cautionary Note Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, including our financial statements and the related notes. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occur, our business and financial results could be harmed. In that case, the market price of our common stock could decline.

Risks Relating to Our Financial Condition and Capital Requirements

We are an emerging growth company with a history of net losses; we expect to incur net losses in the future and may never achieve profitability.

We have historically incurred substantial net losses in each year since our inception, including net losses of $25.8 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $116.9 million.

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

Additionally, we are currently considered a “non-contracted provider” or “out of network” by most private third-party payors because we have not entered into a specific contract to provide tests to their insured patients at specified rates of reimbursement. We also may be considered now or later to be designated as an “out of network” lab by private third-party payors, who may deny our claims in whole or in part as a result. If we were to become a contracted provider with one or more payors in the future, the amount of overall reimbursement we receive would likely decrease because we could be reimbursed less money per test performed at a contracted rate than at a non-contracted rate, which could have a negative impact on our revenues. Further, we pursue payment of patient co-payments, co-insurance and deductibles, but we typically do not collect substantial payments from patients and therefore experience overall loss to revenue as a result.

We will need to raise additional capital to fund our existing operations, commercialize our products, and expand our operations.

As of September 30, 2020, our cash and cash equivalents totaled approximately $14.6 million and short-term marketable securities totaled $36.9 million. On February 28, 2020, we entered into a securities purchase agreement with certain institutional investors for a private placement, which closed on March 4, 2020, of our equity securities for aggregate gross proceeds of approximately $65.0 million, and net proceeds to the Company of approximately $59.9 million, after deducting estimated offering expenses payable by the Company. Based on our current business operations and the additional financing completed in March 2020, we believe our current cash and cash equivalents, will be sufficient to meet our anticipated cash requirements for at least the next twelve months. We anticipate that we will need to raise additional capital through equity offerings, debt financings, collaborations, or licensing arrangements in the future in order to satisfy our anticipated liquidity requirements. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:

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

Our cash and short-term marketable securities are subject to economic risk.

The Company invests its cash, cash equivalents and short-term marketable securities in domestic bank deposits, money market funds, U.S. Government debt securities, corporate debt, and certificates of deposit. Certain types of these investments are subject to general credit, liquidity, market and interest rate risks. In the event these risks caused a decline in value of any of the Company’s investments, it could adversely affect the Company’s financial condition.

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

In recent years, we have incurred significant costs in connection with the development of our tests. For the nine months ended September 30, 2020, our R&D expenses were $3.4 million, our sales and marketing expenses were $11.0 million and our general and administrative expenses were $11.0 million. For the nine months ended September 30, 2019, our R&D expenses were $1.8 million, our sales and marketing expenses were $3.9 million and our general and administrative expenses were $6.4 million. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current tests and our planned other tests, grow our sales and marketing organization, drive adoption of and reimbursement for our tests, and develops new tests. As a result, we need to generate significant revenues in order to achieve profitability.

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

With respect to our telemedicine solution, the telemedicine market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of clinicians and their patients to use our telemedicine solution, as well as on our ability to demonstrate the value of our telemedicine solution to health plans and other purchasers of healthcare for beneficiaries. To the extent the COVID-19 pandemic subsides, as a result of the distribution of an effective vaccine or otherwise, and patient access to clinician offices for in-person testing improves, the demand for our telemedicine solution could be adversely affected. Negative publicity concerning our telemedicine solution or the telemedicine market as a whole could limit market acceptance of our solution. If clinicians or their patients do not believe that our telemedicine solution can provide melanoma testing as accurate as our clinical studies have already proven, or if clinicians or their patients are not willing to utilize the clinician-supervised remote collection process then a market for our solution may be slow to develop, or may not develop at all. Changes by state professional licensing boards to the standards of care or other requirements governing the practice of telemedicine, including any such requirements from federal regulatory bodies, could impact the success of our telemedicine solution. Additionally, reimbursement may not be available from government and third party payors for the teledermatology services or remote collection supervision services that are provided by clinicians as part of our telemedicine solution.  Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telemedicine could limit market acceptance of our solution. If any of these events occurs, it could have a material adverse effect on our business, financial condition or results of operations, especially given the ongoing COVID-19 pandemic and patients’ reduced access to clinician offices for testing.

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

In addition to these device companies, Myriad Genetics, Inc. and Castle Biosciences, Inc. offers an expression test for melanoma that is used on surgical biopsy specimens. Myriad Genetics, Inc. and Castle Biosciences, Inc. could also try and market their test as a biopsy aid at the point-of-care. Gene expression testing is a relatively new area of science, especially in dermatology and we cannot predict what tests others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the tests we develop. There are a number of companies that are focused on the oncology diagnostic market and expression tests including Exact Sciences Corporation, Veracyte, Inc., Genomic Health, Inc. and others.

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

We depend on information technology and telecommunications systems for significant aspects of our operations. In addition, our third-party billing and collections provider depends upon telecommunications and data systems provided by outside vendors and information we provide on a regular basis. These information technology and telecommunications systems support a variety of functions, including test processing, sample tracking, quality control, customer service and support, billing and reimbursement, R&D activities, and our general and administrative activities. Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts, and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses, and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems, or those used by our third-party service providers could prevent us from processing tests, providing test results to oncologists, pathologists, billing payors, processing reimbursement appeals, handling patient or clinician inquiries, conducting R&D activities, and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have a material effect on our business, financial condition, results of operations and cash flows.

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

We rely on FedEx and UPS for the distribution of our Adhesive Skin Sample Collection Kits to customers, as well as to transport patient specimens back to our laboratory facility for processing. The FedEx or UPS facilities involved in such distribution may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, communications failure, infectious disease outbreaks, or terrorism. Any material destruction to their facilities could adversely affect the ability of FedEx or UPS to meet the needs of our customers. In addition, a disruption or slowdown in the operations of FedEx or UPS, including as a result of the COVID‑19 pandemic and restrictions on business activity, damage to the facilities of FedEx or UPS or a strike by FedEx or UPS employees, could cause delays in our ability to fulfill customer orders and may cause orders to be cancelled, lost, or delivered late, our shipments to be returned, or receipt of shipments to be refused, any of which could adversely affect our business and our results of operations. If our shipping costs were to increase as a result of an increase by FedEx or UPS or as a result of obtaining a new third-party logistics company and if we are unable to pass on these higher costs to our customers, it could have a material adverse effect on our results of operations and business, financial condition, results of operations and cash flows.

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

Violation of a state’s prohibition on the corporate practice of medicine could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our ability to protect our discoveries and technologies affects our ability to compete and to achieve profitability. Currently, we rely on a combination of U.S. and foreign patents and patent applications, copyrights, trademarks and trademark applications, confidentiality or non-disclosure agreements, material transfer agreements, licenses, consulting agreements, work-for-hire agreements, and invention assignment agreements to protect our intellectual property rights. We also maintain certain company know-how, trade secrets, and technological innovations designed to provide us with a competitive advantage in the marketplace as trade secrets. As of September 30, 2020, we own five issued U.S. patents, ten pending U.S. patent applications (three provisional and seven non-provisional), several corresponding foreign counterpart patents and applications, and four PCT applications, relevant to our testing methodology and expression profiles. While we intend to pursue additional patent applications, it is possible that our pending patent applications and any future applications may not result in issued patents. Even if patents are issued, third parties may independently develop similar or competing technology that avoids our patents. Further, we cannot be certain that the steps we have taken will prevent the misappropriation of our trade secrets and other confidential information as well as the misuse of our patents and other intellectual property, particularly in foreign countries where we have not filed for patent protection.

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

Any future issuance of our equity securities could dilute the interests of our then existing security holders and could substantially decrease the trading price of our securities. We may issue equity or equity-linked securities for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of then-outstanding options or other equity-linked securities, if any, or for other reasons. We currently have the ability to offer and sell up to $200.0 million of common stock, preferred stock, warrants, senior debt, subordinated debt, rights or units under an effective universal shelf registration statement.  Sales of substantial amounts of shares of our common stock or other securities under our current universal shelf registration statement could lower the market price of our common stock and impair our ability to raise capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 4, 2020, pursuant to the Settlement Agreement, the Company issued LifeSci 87,790 shares of common stock with an aggregate value of $1.0 million based upon the fair market value of a share of common stock, which was deemed to be the average of the closing prices of the common stock on the Nasdaq Capital Market over the five-day period ending on September 3, 2020, or $11.516 per share.

On August 17, 2020, we issued 31,450 shares of common stock pursuant to the exercise of warrants that were issued in connection with DermTech Operations’ Series C Convertible Preferred Stock financing and assumed by us in connection with the Business Combination. These warrants had an exercise price of $9.54 per share and were exercised for an aggregate exercise price of $300,003.

Between August 7, 2020 and September 13, 2020, we issued an aggregate of 554 shares of common stock upon the cashless exercise of placement agent warrants. The holder who elected to exercise the placement agent warrants on a cashless basis paid the exercise price by surrendering the warrants for that number of shares equal to the quotient obtained by dividing (x) the product of the number of shares underlying the warrants, multiplied by the difference between the exercise price of the warrants ($8.68) and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for purposes of the placement agent warrants is the closing bid price of our common stock or the closing price quoted on the national securities exchange on which our common stock is listed, as applicable, on the first trading day preceding the date of determination of the fair market value.

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

DermTech, Inc.

Date: November 10, 2020	By:	/s/ John Dobak
John Dobak, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Kevin Sun
Kevin Sun
Chief Financial Officer (Principal Financial and Accounting Officer)