Form 10-Q
period 2021-03-31
DermTech, Inc.
filed 2021-05-13
CIK 1651944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, the registrant had 28,938,688 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DERMTECH, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$218,595	$24,248
Short-term marketable securities	39,603	39,529
Accounts receivable	1,854	1,480
Inventory	279	104
Prepaid expenses and other current assets	1,403	1,521
Total current assets	261,734	66,882
Property and equipment, net	3,124	2,731
Other assets	167	167
Total assets	$265,025	$69,780
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,621	$1,573
Accrued compensation	2,056	2,075
Accrued liabilities	953	763
Short-term deferred revenue	1,357	905
Current portion of capital lease obligations	110	109
Total current liabilities	7,097	5,425
Warrant liability	770	1,650
Long-term deferred revenue	133	639
Long-term capital lease obligations, less current portion	198	226
Total liabilities	8,198	7,940
Stockholders’ equity:
Common stock, $0.0001 par value per share; 50,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 28,919,252 and 20,740,413 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3	2
Additional paid-in capital	399,913	189,868
Accumulated other comprehensive income/(loss)	8	(1)
Accumulated deficit	(143,097)	(128,029)
Total stockholders’ equity	256,827	61,840
Total liabilities and stockholders’ equity	$265,025	$69,780

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Assay revenue	$2,190	$796
Contract revenue	334	761
Total revenues	2,524	1,557
Cost of revenues:
Cost of assay revenue	1,971	1,162
Cost of contract revenue	31	41
Total cost of revenues	2,002	1,203
Gross profit	522	354
Operating expenses:
Sales and marketing	6,512	2,944
Research and development	2,251	897
General and administrative	5,172	3,514
Total operating expenses	13,935	7,355
Loss from operations	(13,413)	(7,001)
Other income/(expense):
Interest income, net	34	—
Change in fair value of warrant liability	(1,689)	104
Total other income/(expense)	(1,655)	104
Net loss	$(15,068)	$(6,897)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	27,152,868	13,100,642
Net loss per share of common stock outstanding, basic and diluted	$(0.55)	$(0.53)

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(15,068)	$(6,897)
Unrealized gain on available-for-sale marketable securities	9	—
Comprehensive loss	$(15,059)	$(6,897)

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

Three Months Ended March 31, 2020

(in thousands, except share and per share data)

(Unaudited)

	Series A convertible preferred stock		Series B-1 convertible preferred stock		Series B-2 convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance, December 31, 2019	1,231	$—	—	$—	—	$—	12,344,818	$1	$103,412	$(91,552)	$11,861
Issuance of common stock at $10.50 per share, net of $2.0 million in issuance costs	—	—	—	—	—	—	2,467,724	—	23,891	—	23,891
Issuance of Series B-1 convertible preferred stock at $10,500 per share, net of $2.6 million in issuance costs	—	—	3,199	—	—	—	—	—	30,971	—	30,971
Issuance of Series B-2 convertible preferred stock at $10,500 per share, net of $0.4 million in issuance costs	—	—	—	—	524	—	—	—	5,071	—	5,071
Issuance of common stock from option exercises	—	—		—		—	85,061	—	253	—	253
Issuance of common stock from warrant exercises	—	—	—	—	—	—	2,098	—	11	—	11
Issuance costs in connection with Form S-1 registration statement	—	—	—	—	—	—	—	—	(77)	—	(77)
Stock-based compensation	—	—	—	—	—	—	—	—	1,022	—	1,022
Net loss	—	—	—	—	—	—	—	—	—	(6,897)	(6,897)
Balance, March 31, 2020	1,231	$—	3,199	$—	524	$—	14,899,701	$1	$164,554	$(98,449)	$66,106

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2021

(in thousands, except share and per share data)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income/(loss)	deficit	equity
Balance, December 31, 2020	20,740,413	$2	$189,868	$(1)	$(128,029)	$61,840
Issuance of common stock at a price of $29.50, net of $9.1 million in issuance costs	4,872,881	1	134,581	—	—	134,582
Issuance of common stock from option exercises and RSU releases	176,673	—	408	—	—	408
Issuance of common stock from warrant exercises	3,089,325	—	72,081	—	—	72,081
Issuance of common stock from Employee Stock Purchase Plan	39,960	—	392	—	—	392
Unrealized gain on available-for-sale marketable securities	—	—	—	9	—	9
Stock-based compensation	—	—	2,172	—	—	2,172
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	—	—	411	—	—	411
Net loss	—	—	—	—	(15,068)	(15,068)
Balance, March 31, 2021	28,919,252	$3	$399,913	$8	$(143,097)	$256,827

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(15,068)	$(6,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	193	60
Change in fair value of warrant liability	1,689	(104)
Stock-based compensation	2,172	1,022
Amortization of premiums, net of accretion of discounts on marketable securities	137	—
Loss on disposal of equipment	13	—
Changes in operating assets and liabilities:
Accounts receivable	(374)	(495)
Inventory	(175)	(40)
Prepaid expenses and other current assets	62	86
Accounts payable and accrued compensation	443	(714)
Accrued liabilities and deferred revenue	192	(315)
Net cash used in operating activities	(10,716)	(7,397)
Cash flows from investing activities:
Purchases of marketable securities	(1,203)	—
Maturities of marketable securities	1,000	—
Purchases of property and equipment	(12)	(175)
Net cash used in investing activities	(215)	(175)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with private placement offering, net	—	23,891
Proceeds from issuance of common stock in connection with public follow on offering, net	134,582	—
Proceeds from issuance of Series B-1 Convertible Preferred Stock, net	—	30,971
Proceeds from issuance of Series B-2 Convertible Preferred Stock, net	—	5,071
Payments of issuance costs in connection with Form S-1 registration statement	—	(77)
Proceeds from exercise of common stock warrants	69,923	11
Proceeds from exercise of stock options	408	253
Proceeds from contributions to the employee stock purchase plan	392	—
Principal repayments of capital lease obligations	(27)	—
Net cash provided by financing activities	205,278	60,120
Net increase in cash and cash equivalents	194,347	52,548
Cash and cash equivalents, beginning of period	24,248	15,374
Cash and cash equivalents, end of period	$218,595	$67,922
Supplemental cash flow information:
Cash paid for interest on capital lease obligations	$4	$—
Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment recorded in accounts payable	$586	$644
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	$411	$—
Cashless exercise of common stock warrants	$2,158	$—
Change in unrealized gain on available-for-sale marketable securities	$9	$—

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

The Company is an emerging growth molecular diagnostic company developing and marketing its Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) laboratory services including molecular pathology tests to facilitate the diagnosis of dermatologic conditions including melanoma. The Company has developed a proprietary, non-invasive technique for sampling the surface layers of the skin using an adhesive patch called the DermTech Smart Sticker™ (the “Smart Sticker”) in order to collect individual biological information for commercial applications in the medical diagnostic field.

From the end of the first quarter of 2020 and through the first quarter of 2021, there has been a widespread worldwide impact from the COVID-19 pandemic. The Company is considered an essential business due to the importance of early melanoma detection, which has allowed the Company’s CLIA laboratory to remain fully operational. The Company has implemented additional safety measures and social distancing with its CLIA laboratory operations and has transitioned administrative functions to predominantly remote work. Beginning in March 2020 and continuing through the first quarter of 2021, the ongoing COVID-19 pandemic has reduced patient access to clinician offices for in-person testing, which has resulted in a reduced volume of billable samples received during the first quarter of 2021 relative to the Company’s pre-pandemic expectations. The Company expects the ongoing COVID-19 pandemic to continue to adversely impact billable sample volume until patient access to in-person testing fully resumes or telemedicine options are more widely adopted. Additionally, the ongoing COVID-19 pandemic has negatively affected and will continue to negatively affect the Company’s pharmaceutical customers’ clinical trials. The extent of such effect on the Company’s future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic on the Company’s pharmaceutical customers’ clinical trials.

(b)	Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. Accordingly, they do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.

(c)	Revision to Prior Period Financial Statements

During the course of preparing the quarterly report Form 10-Q for the three months ended March 31, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The SEC Statement highlighted challenges associated with the accounting for complex financial instruments that may be common in SPACs, specifically accounting for warrants issued in connection with a SPAC’s formation and initial registered offering. In the SEC Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity.

The Company previously issued warrants to purchase common stock in public and private placement offerings consummated on June 23, 2017 (the “SPAC Warrants”), which were originally classified as equity in the Company’s financial statements. As part of the aforementioned public offering, the Company issued 14,375,000 warrants (the “Public SPAC Warrants”) and as part of the aforementioned private placement offering, the Company issued 561,250 warrants (the “Private SPAC Warrants”). The SPAC Warrants have a five-year life from the date the Business Combination was consummated and every four SPAC Warrants entitle the holder to purchase one whole share of common stock at an exercise price of $23.00 per whole share. The Company’s SPAC Warrants were accounted for as equity within the Company’s previously reported consolidated balance sheets.

The Private SPAC Warrants are identical to the Public SPAC Warrants but they (i) are exercisable either for cash or on a cashless basis at the holder’s option, (ii) are not redeemable by the Company as long as such warrants are held by the initial purchasers or their affiliates and permitted transferees, and (iii) may be subject to the limitations on exercise as specified in the warrant agreement.

Historically, the Private SPAC Warrants were recorded as a component of equity as opposed to liabilities on the Company’s consolidated balance sheets and the Company’s consolidated statements of operations did not include the subsequent non-cash changes in estimated fair value of the Private SPAC Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the recent SEC Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for SPAC Warrants issued on June 23, 2017, in light of the SEC Staff’s published views. After discussion and evaluation, the Company concluded that, as a result of these difference in features between the Public SPAC Warrants and Private SPAC Warrants, the Private SPAC Warrants should be classified as liabilities, if still held by the original Private SPAC Warrant holder, with subsequent changes in fair value reported in the Company’s consolidated statement of operations.

In addition, the Company analyzed the impact of the aforementioned adjustments on its previously issued audited consolidated financial statements for the years ended December 31, 2020 and 2019 and previously issued unaudited consolidated financial statements for the periods ended September 30, 2020 and 2019, June 30, 2020, and March 31, 2020 (such years and periods, the “Affected Periods”). The Company concluded the adjustments are not material to any individual period prior to the period ended March 31, 2021, taking into account the requirements of ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 270, Interim Financial Reporting, ASC Topic 250-S99-1, Assessing Materiality, and ASC Topic 250-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In accordance with the authoritative guidance, management evaluated the materiality of the adjustments from a quantitative and qualitative perspective. Based on such evaluation, the Company concluded that the effects of these adjustments were not material individually or in the aggregate to the Affected Periods and had no effect on the trend of financial results. While management concluded the adjustment was not material to any prior periods, individually or in the aggregate, based on our qualitative and quantitative analysis, management opted to make the adjustment by revising the respective amounts that were previously reported in the periods reflected in this Form 10-Q filing. Accordingly, in this filing, the Company has revised the prior period interim and annual financial information for the Affected Periods to reflect these adjustments.

The Company’s accounting for the Private SPAC Warrants as components of liabilities instead of as equity did not have any effect on the Company’s previously reported operating expenses, total cash flows from operating activities, investing activities, and financing activities, cash or total assets. The impact on the individual line items of our condensed consolidated balance sheets for each period presented from the adjustment was as follows (in thousands):

	As Previously Reported	Adjustments	As Revised
Consolidated Balance Sheet as of December 31, 2019
Long term liabilities:
Warrant liability	—	628	628
Total liabilities	5,722	628	6,350
Stockholders’ equity:
Additional paid-in capital	103,599	(187)	103,412
Accumulated deficit	(91,111)	(441)	(91,552)
Total stockholders’ equity	12,489	(628)	11,861

Consolidated Balance Sheet as of March 31, 2020
Long term liabilities:
Warrant liability	—	524	524
Total liabilities	5,337	524	5,861
Stockholders’ equity:
Additional paid-in capital	164,741	(187)	164,554
Accumulated deficit	(98,112)	(337)	(98,449)
Total stockholders’ equity	66,630	(524)	66,106

Consolidated Balance Sheet as of December 31, 2020
Long term liabilities:
Warrant liability	—	1,650	1,650
Total liabilities	6,290	1,650	7,940
Stockholders’ equity:
Additional paid-in capital	189,849	19	189,868
Accumulated deficit	(126,360)	(1,669)	(128,029)
Total stockholders’ equity	63,490	(1,650)	61,840

The impact on the individual line items of the Company’s condensed consolidated statements of operations for the periods presented from the adjustment was as follows (in thousands):

	Year Ended December 31, 2019
	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Operations
Other income/(expense):
Change in fair value of warrant liability	$—	$(441)	$(441)
Total other expense	(2,084)	(441)	(2,525)
Net loss	$(19,689)	$(441)	$(20,130)
Net loss per share of common stock outstanding, basic and diluted	$(2.81)	$(0.06)	$(2.87)

	Three Months Ended March 31, 2020
	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Operations
Other income/(expense):
Change in fair value of warrant liability	$—	$104	$104
Total other income/(expense)	—	104	104
Net loss	$(7,001)	$104	$(6,897)
Net loss per share of common stock outstanding, basic and diluted	$(0.53)	$—	$(0.53)

	Year Ended December 31, 2020
	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Operations
Other income/(expense):
Change in fair value of warrant liability	$—	$(1,228)	$(1,228)
Total other income/(expense)	40	(1,228)	(1,188)
Net loss	$(35,249)	$(1,228)	$(36,477)
Net loss per share of common stock outstanding, basic and diluted	$(2.08)	$(0.07)	$(2.15)

The condensed consolidated statements of cash flow are not presented because there is no impact on total cash flows from operating activities, investing activities, or financing activities.  Certain components of net cash used in operating activities changed, as caused by the revision, such as incorporating the non-cash item from the change in fair value of warrant liability in the adjustments to reconcile net loss to net cash used in operating activities, but the net change amounted to zero for the Affected Periods.

(d)	Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the amounts of revenues and expenses reported during the period. On an ongoing basis, management evaluates these estimates and judgments, including but not limited to those related to assay revenue, stock-based compensation, short-term marketable securities, accounts receivable, accrued bonus, warrant liability and the realization of deferred tax assets. Actual results may differ from those estimates.

(e)	Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash balances at banks and financial institutions. The balances are insured up to the Federal Deposit Insurance Corporation legal limit. The Company maintains cash balances that may, at times, exceed this insured limit.

(f)	Marketable Securities

The Company considers securities with original maturities of greater than 90 days to be marketable securities. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months. Accordingly, such marketable securities are classified as current assets on the accompanying condensed consolidated balance sheets even if they have contractual maturities greater than one year from the date of purchase.  The Company’s marketable securities consist of U.S. Treasury and agency securities, commercial paper, and corporate debt securities. Marketable securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income/(loss). The estimated fair value of the marketable securities is determined based on quoted market prices or rates for similar instruments. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary. Realized gains and losses are calculated using the specific identification method and recorded as interest income or expense. The Company has determined that there were no other-than-temporary declines in fair values of its investments as of March 31, 2021.

(g)	Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Property and equipment consists of mainly assets such as leasehold improvements, office, computer and laboratory equipment, including laboratory equipment acquired under capital lease arrangements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the useful life of the asset. The Company recorded depreciation expense of $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively, which includes amortization of laboratory equipment acquired under capital leases of $17,000 and zero for the three months ended March 31, 2021 and 2020, respectively. Amortization of assets that are recorded under capital leases in depreciation expense is included in cost of revenues on the condensed consolidated statement of operations. Gross assets recorded under capital leases were $0.3 million as of March 31, 2021 and December 31, 2020. Accumulated amortization associated with capital leases was $27,000 and $10,000 as of March 31, 2021 and December 31, 2020, respectively. Maintenance and repairs are expensed as incurred, and material improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized. $0.1 million and zero of equipment was disposed of during the three months ended March 31, 2021 and 2020, respectively. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses for the three months ended March 31, 2021 and 2020.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. As of March 31, 2021, the Company maintained $100.0 million in a sweep account, which maintains cash balances throughout various interest bearing bank accounts under the $250,000 insurance limit provided by the Federal Deposit Insurance Corporation for one federally insured financial institution. Approximately $118.4 million was held in excess of the Federal Deposit Insurance Corporation insured limit as of March 31, 2021. The Company has not experienced any losses in such accounts.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year and prior year operating losses, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of March 31, 2021.

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

Assay Revenue

The Company generates revenues from its Pigmented Lesion Assay (“PLA”) test it provides to healthcare clinicians in various states throughout the United States to assist in a clinician’s diagnosis of melanoma. The Company provides prescribing clinicians with its Smart Sticker adhesive sample collection kits to perform non-invasive skin biopsies of clinically ambiguous pigmented skin lesions on patients. The Company also offers clinicians a telemedicine solution where they can request the PLA collection kit be sent to the patient’s home for a clinician-guided remote collection on ambiguous pigmented skin lesions. Once the sample is collected by the healthcare clinician or the patient via the telemedicine solution, it is returned to the Company’s CLIA laboratory for analysis. The patient’s ribonucleic acid (“RNA”) and deoxyribonucleic acid (“DNA”) are extracted from the Smart Sticker adhesive patch collection kit and analyzed using gene expression technology to determine if the pigmented skin lesion contains certain genomic features indicative of melanoma. Upon completion of the gene expression analysis, a final report is drafted and provided to the dermatologists detailing the test results for the pigmented skin lesion indicating whether the sample collected is indicative of melanoma or not.

Contract Revenue

Contract revenue is generated from the sale of laboratory services and Smart Sticker adhesive sample collection kits to third-party companies through contract research agreements. Revenues are generated from providing gene expression tests to facilitate the development of drugs designed to treat dermatologic conditions. The provision of gene expression services may include sample collection using the Company’s patented Smart Sticker adhesive patch collection kits, assay development for research partners, RNA extraction, isolation, expression, amplification and detection, including data analysis and reporting.

(a) Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by revenue source during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Assay Revenue
PLA test	$2,190	$796
Contract Revenue
Adhesive patch kits	189	14
RNA extractions	104	671
Project management fees	41	76
Total revenues	2,524	1,557

For the three months ended March 31, 2021, there were two payors that each accounted for more than 10% of our total revenue. These two payors combined accounted for 43% of our total revenue for the three months ended March 31, 2021. For the three months ended March 31, 2020, there was one payor and one customer that each accounted for more than 10% of our total revenue. The one payor and one customer combined accounted for 56% of our total revenue for the three months ended March 31, 2020. There were no other payors or customers that individually accounted for more than 10% of our total revenue for the three months ended March 31, 2021 and 2020.

In addition, the Company had one payor that accounted for more than 10% of accounts receivable as of March 31, 2021. The one payor accounted for 26% of accounts receivable as of March 31, 2021. There were no other payors or customers that individually accounted for more than 10% of accounts receivable as of March 31, 2021. In addition, the Company had one payor and one customer that accounted for more than 10% of accounts receivable as of March 31, 2020. The one payor and one customer accounted for 43% of accounts receivable as of March 31, 2020. There were no other payors or customers that individually accounted for more than 10% of accounts receivable as of March 31, 2020.

(b) Deferred Revenue and Remaining Performance Obligations

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue on the condensed consolidated balance sheets.

In a majority of agreements that produce contract revenue, the Company receives a substantial up-front payment and additional payments upon the achievement of various milestones over the life of the agreement. This results in deferred revenue and is relieved upon delivery of the applicable Smart Sticker adhesive patch kits or RNA extraction results. Changes in accounts receivable and deferred revenue were not materially impacted by any other factors.

The Company records a deferred revenue liability if a customer pays consideration before the Company transfers a good or service to the customer. Deferred revenue primarily represents upfront milestone payments, for which consideration is received prior to when goods/services are completed or delivered. Upfront fees that are estimated to be recognized as revenue more than one year from the date of collection are classified as long-term deferred revenue. Short-term deferred revenue as of March 31, 2021 and December 31, 2020 was $1.4 million and $0.9 million, respectively. Long-term deferred revenue as of March 31, 2021 and December 31, 2020 was $0.1 million and $0.6 million, respectively.

Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing agreements. For agreements that have an original duration of one year or less, the Company has elected the practical expedient applicable to such agreements and does not disclose the remaining performance obligations at the end of each reporting period. As of March 31, 2021, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed agreements with an original duration of one year or more was approximately $1.3 million. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next two to three years.

(l)	Accounts Receivable

Assay Accounts Receivable

Due to the nature of the Company’s assay revenue, it can take a significant amount of time to collect upon billed PLA tests. The Company prepares an analysis on reimbursement collections and data obtained for each financial reporting period to determine the amount of receivables to be recorded relating to PLA tests performed in the applicable period. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Adjustments for implicit price concessions attributable to variable consideration are incorporated into the measurement of the accounts receivable balances. The Company recorded $1.5 million and $1.0 million of gross assay accounts receivable as of March 31, 2021 and December 31, 2020, respectively.

Contract Accounts Receivable

Contract accounts receivable are recorded at the net invoice value and are not interest bearing. The Company reserves specific receivables if collectability is no longer reasonably assured, and as of March 31, 2021, the Company did not maintain any reserve over contract receivables as they relate to large established credit worthy customers. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company recorded $0.4 million and $0.5 million of contract accounts receivable as of March 31, 2021 and December 31, 2020, respectively.

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

Basic and diluted net loss per share of common stock is determined by dividing net loss applicable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Because there is a net loss attributable to holders of common stock during the three months ended March 31, 2021 and 2020, the outstanding common stock warrants, stock options, restricted stock units (“RSUs”) and preferred stock have been excluded from the calculation of diluted loss per share of common stock because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share are the same. Diluted net loss per share of common stock for the three months ended March 31, 2021 excludes the effect of anti-dilutive equity instruments including 749,770 shares of common stock issuable upon the exercise of outstanding common stock warrants and 2,495,765 shares of common stock issuable upon the exercise of stock options and release of restricted stock units. Diluted net loss per share of common stock for the three months ended March 31, 2020 excludes the effect of anti-dilutive equity instruments including 4,338,136 shares of common stock then issuable upon conversion of the Company’s preferred stock, 4,212,349 shares of common stock then issuable upon the exercise of outstanding warrants and 1,342,625 shares of common stock then issuable upon the exercise of stock options and release of RSUs. The Company did not consider a two-class method of loss per share given that the Company’s convertible participating securities do not participate in losses.

(q)	Stock-Based Compensation

Effective January 1, 2020, the Company elected an accounting policy change to no longer estimate forfeitures in connection with expense recognition of stock options and RSUs. All stock options and RSUs granted on or subsequent to January 1, 2020 will recognize forfeitures when they occur in accordance with ASU 2016-09, Compensation—Stock Compensation (Topic 718). In addition, effective January 1, 2020, the Company has elected to recognize stock-based compensation expense over the requisite service period of options and awards on a ratable basis. The Company believes that the recognition of stock-based compensation on a ratable basis is more aligned with their business practices of granting options and awards. The accounting policy change does not have a material effect on the Company’s condensed consolidated financial statements.

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

The fair value of each option for employees was estimated on the date of grant using the following assumptions:

Three Months Ended March 31,
	2021	2020
Assumed risk-free interest rate	0.52% - 1.13%	0.79% - 1.69%
Assumed volatility	74.88% - 77.57%	64.03% - 65.92%
Expected option term	6.08 years	5.04 - 6.08 years
Expected dividend yield	—	—

The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

Three Months Ended March 31,
	2021	2020
Assumed risk-free interest rate	0.10% - 0.18%	Not applicable
Assumed volatility	68.44% - 69.34%	Not applicable
Expected option term	0.49 - 0.50 years	Not applicable
Expected dividend yield	—	Not applicable

The Company recorded stock-based compensation expense for employee options, RSUs, ESPP contributions, and consultant options of $2.2 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. The total compensation cost related to non-vested awards not yet recognized as of March 31, 2021 was $32.8 million, which is expected to be recognized over a weighted average term of 3.03 years.

(r)	Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815-40, Derivatives and Hedging–Contracts in Entity’s Own Equity (“ASC 815-40”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants classified as liabilities and are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a component of other income/(expense) in the condensed consolidated statements of operations. The fair value of the warrants is estimated using a Black-Scholes-Merton valuation model. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of its warrants. At that time, the portion of the warrant liability related to the Company’s warrants will be reclassified to additional paid-in capital.

The following assumptions were used to calculate the fair value of the Company’s warrant liability using the Black-Scholes-Merton valuation model:

	Three Months Ended March 31,
	2021	2020
Assumed risk-free interest rate	0.64%	0.33%
Assumed volatility	85.85%	69.79%
Expected term	3.42 years	4.42 years
Expected dividend yield	—	—

(s)	Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the Company’s fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$376	$—	$—	$376

Marketable securities, available for sale:
Corporate debt	—	8,891	—	8,891
Municipal securities	—	7,307	—	7,307
U.S. government debt securities	—	23,405	—	23,405
Total marketable securities, available for sale	—	39,603	—	39,603
Total assets measured at fair value on a recurring basis	$376	$39,603	$—	$39,979

Liabilities:
Warrant liability	$—	$—	$770	$770
Total liabilities measured at fair value on a recurring basis	$—	$—	$770	$770

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$448	$—	$—	$448

Marketable securities, available for sale:
Corporate debt	—	8,940	—	8,940
Municipal securities	—	7,324	—	7,324
U.S. government debt securities	—	23,265	—	23,265
Total marketable securities, available for sale	—	39,529	—	39,529
Total assets measured at fair value on a recurring basis	$448	$39,529	$—	$39,977

Liabilities:
Warrant liability	$—	$—	$1,650	$1,650
Total liabilities measured at fair value on a recurring basis	$—	$—	$1,650	$1,650

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

The fair value of the Private SPAC Warrants was determined using the Black-Scholes-Merton valuation model and included a significant unobservable input: expected volatility. Expected volatility is considered by the Company to be a significant unobservable input and is calculated using a weighted average of historical volatilities of a combination of the Company and peer companies, due to the lack of sufficient historical data of the Company’s own stock price. The model also incorporated several observable assumptions at each valuation date including: the price of the Company’s common stock on the date of valuation, the remaining contractual term of the warrant and the risk-free interest rate over the remaining term.

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities (in thousands):

Balance as of December 31, 2020	$1,650
Derecognition of warrant liability from exercise of Private SPAC Warrants	(2,158)
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	(411)
Change in fair value of warrant liability	1,689
Balance as of March 31, 2021	$770

The Company believes the carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these accounts.

(t)	Accounting Pronouncement Recently Adopted

In June 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting, which simplifies accounting for nonemployee share-based payment transactions to now include share-based payment transactions for acquiring goods and services from nonemployees. This new standard is effective for interim and annual periods beginning December 15, 2019 and early adoption is permitted. The Company adopted this guidance on January 1, 2020, and it did not have a material impact on the condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modified the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. This new standard is effective for interim and annual periods beginning December 15, 2019 and early adoption is permitted. The Company adopted this guidance on January 1, 2020, and it did not have a material impact on the condensed consolidated financial statements.

(u)	Accounting Pronouncements Issued But Not Yet Effective

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. This standard covers the Company’s financial instruments, such as debt securities that are available for sale. Previously, when credit losses were measured under U.S. GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new guidance requires companies to identify, analyze, document and support new methodologies for quantifying expected credit loss estimates for financial instruments, using information such as historical experience and current economic conditions, plus the use of reasonable supportable forecast information. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financing Instruments—Credit Losses, which included an amendment of the effective date for nonpublic entities. For non-EGCs, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. For EGCs, ASU 2016-13 was to be effective for fiscal years beginning after December 15, 2021. However, in November 2019, the FASB issued ASU 2019-10, which included a one-year deferral of the effective date of ASU 2016-13 for certain entities. As a result, ASU is now effective for EGCs for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, and the standard is adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Assuming the Company remains an EGC, it intends to adopt ASU 2016-13 at the beginning of its fiscal year ending December 31, 2022. Adoption will require a modified retrospective transition. We are currently evaluating the impact the adoption of this standard will have on our condensed consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06 ("ASU 2020-06"), Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021 (or December 15, 2023 for companies who meet the SEC definition of Smaller Reporting Companies), and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted, but only as of annual reporting periods beginning after December 15, 2020. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

2.	Balance Sheet Details

Short-Term Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of debt securities classified as available-for-sale securities by major security type and class of security as of March 31, 2021 were as follows (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Market Value
Short-term marketable securities, available-for-sale:
Corporate debt	$8,896	$1	$(6)	$8,891
Municipal securities	7,306	2	(1)	7,307
U.S. government debt securities	23,393	12	—	23,405
Total short-term marketable securities, available-for-sale	$39,595	$15	$(7)	$39,603

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of debt securities classified as available-for-sale securities by major security type and class of security as of December 31, 2020 were as follows (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Market Value
Short-term marketable securities, available-for-sale:
Corporate debt	$8,946	$—	$(6)	$8,940
Municipal securities	7,325	1	(2)	7,324
U.S. government debt securities	23,259	6	—	23,265
Total short-term marketable securities, available-for-sale	$39,530	$7	$(8)	$39,529

As of March 31, 2021, all of our debt securities had contractual maturities of less than twelve months. As of December 31, 2020, the estimated market value of debt securities with contractual maturities of less than twelve months was $37.3 million; the remaining debt securities that we held at that date had an estimated market value of $2.3 million and contractual maturities of up to 14 months.

Prepaid Expenses and PP&E

Condensed consolidated balance sheet details are as follows (in thousands):

	March 31, 2021	December 31, 2020
Prepaid expenses and other current assets:
Prepaid insurance	$781	$1,172
Prepaid trade shows	69	—
Prepaid software development fees	214	214
Deferred issuance costs	—	56
Other current assets	339	79
Total prepaid expenses and other current assets	$1,403	$1,521
Property and equipment, gross:
Laboratory equipment	$3,035	$2,544
Computer equipment	97	38
Furniture and fixtures	92	109
Leasehold improvements	727	727
Total property and equipment, gross	3,951	3,418
Less accumulated depreciation	(827)	(687)
Total property and equipment, net	$3,124	$2,731

Accrued Compensation and Accrued Liabilities

Condensed consolidated balance sheet details are as follows (in thousands):

	March 31, 2021	December 31, 2020
Accrued compensation:
Accrued paid time off	$791	$606
Accrued bonus and deferred compensation	1,265	1,469
Total accrued compensation	$2,056	$2,075
Accrued liabilities:
Accrued consulting services	$323	$285
Deferred rent	279	300
Other accrued expenses	351	178
Total accrued liabilities	$953	$763

3.	Convertible Preferred Stock and Stockholders’ Equity
(a)	Classes of Stock

The Company’s amended and restated certificate of incorporation authorizes it to issue 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. Both classes of stock have a par value of $0.0001 per share.

(b)	Series A Convertible Preferred Stock Financing

In connection with the 2019 private placement of equity securities of the Company on August 29, 2019, immediately following the completion of the Business Combination, the Company filed a Certificate of Designation of Preferences, Rights and Limitations for the Company’s Series A Convertible Preferred Stock (the “Series A Certificate of Designation”). An aggregate of 1,231 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $4.0 million were issued to certain accredited investors. On August 10, 2020, entities affiliated with Farallon Capital Management, L.L.C. converted an aggregate of 1,231 shares of Series A Preferred Stock into 615,385 shares of common stock. On September 9, 2020, the Company filed a Certificate of Elimination of Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware to eliminate its Series A Convertible Preferred Stock.

(c)	2020 PIPE Financing

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

(d)	Series B-1 Convertible Preferred Stock Issued in Connection with 2020 PIPE Financing

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

(e)	Series B-2 Convertible Preferred Stock Issued in Connection with 2020 PIPE Financing

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

(f)	At-The Market Offering

On November 10, 2020, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $50.0 million. In connection with this sales agreement, the Company has issued an aggregate of 951,792 shares of common stock at a weighted average purchase price of $20.97 resulting in aggregate gross proceeds of approximately $20.0 million, reduced by $0.9 million in issuance costs, resulting in net proceeds to the Company of approximately $19.1 million. No sales were made pursuant to the Sales Agreement during the three months ended March 31, 2021.

(g)	2021 Underwritten Public Offering

On January 6, 2021, the Company entered into an Underwriting Agreement with Cowen and Company, LLC and William Blair & Company, L.L.C. as representatives of several underwriters (“the Underwriters”). The Company agreed to issue and sell up to 4,237,288 shares of its common stock including up to 635,593 shares that could be purchased by the Underwriters pursuant to a 30-day option granted to the Underwriters by the Company. On January 11, 2021, the Company closed the underwritten public offering of 4,872,881 shares of its common stock, which included the exercise in full by the Underwriters of their option to purchase up to 635,593 additional shares, at a price to the public of $29.50 per share. The Company received aggregate gross proceeds of approximately $143.7 million, and net proceeds of approximately $134.6 million, after deducting underwriting discounts and commissions and other offering expenses.

(h)	Warrants

SPAC Warrants

The Company previously issued a total of 14,936,250 SPAC Warrants to purchase common stock in public and private placement offerings which were consummated on June 23, 2017. As part of the public offering, the Company issued 14,375,000 Public SPAC Warrants and as part of the private placement offering, the Company issued 561,250 Private SPAC Warrants. The SPAC Warrants have a five-year life from the date the Business Combination was consummated and every four SPAC Warrants entitle the holder to purchase one whole share of common stock at an exercise price of $23.00 per whole share.

The Private SPAC Warrants are identical to the Public SPAC Warrants, but they (i) are exercisable either for cash or on a cashless basis at the holder’s option, (ii) are not redeemable by the Company as long as such warrants are held by the initial purchasers or their affiliates and permitted transferees, and (iii) may be subject to the limitations on exercise as specified in the warrant agreement. As a result of these difference in features between the Public SPAC Warrants and Private SPAC Warrants, the Company concluded that the Private SPAC Warrants should be classified as a liability, if still held by the original Private SPAC Warrant holder, and marked to market each financial reporting period in the Company’s statement of operations.

Between January 1, 2021 and March 31, 2021, a total of 12,060,071 SPAC Warrants were exercised, resulting in the Company’s issuance of 3,015,011 shares of common stock and the receipt of $69.3 million in gross proceeds. Outstanding SPAC Warrants totaled 2,876,179 and 14,936,250 as of March 31, 2021 and December 31, 2020, respectively. Private SPAC Warrants that were still owned by the original holder totaled 82,850 and 323,500 as of March 31, 2021 and December 31, 2020, respectively.

Series C Warrants

In connection with DermTech Operations’ Series C Preferred Stock financing that took place between 2016 and 2018, each investor that purchased at least $1 million of Series C Convertible Preferred Stock in a single closing received a three-year warrant to purchase shares of common stock at an exercise price of $9.54 per share in the amount equal to 20% of shares of Series C Preferred Stock purchased. Outstanding Series C warrants totaled 252 and 97,563 as of March 31, 2021 and December 31, 2020, respectively.

Placement Agent Warrants

In connection with several of DermTech Operations’ financings that took place between 2015 and 2018, DermTech Operations engaged a registered placement agent to assist in marketing and selling of common and preferred units. From 2015 to 2016, DermTech Operations issued 168,522 seven-year warrants to purchase one share of common stock each at an exercise price of $8.68 per share. From 2016 to 2018, DermTech Operations issued 72,658 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share. In 2020, the Company issued 15,724 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share in connection with the Company’s 2018 bridge note financing. Outstanding placement agent warrants totaled 10,153 and 31,365 as of March 31, 2021 and December 31, 2020, respectively.

(i)	Stock-Based Compensation

2010 Stock Plan

In connection with the Business Combination, the Company assumed the DermTech Operations’ Amended and Restated 2010 Stock Plan (the “2010 Plan”), which provided for the granting of incentive and non-statutory stock options and restricted stock purchase rights and bonus awards. Under the 2010 Plan, incentive and non-statutory stock options were granted at not less than 100% of the fair market value of the Company’s common stock on the date of grant. For incentive stock options granted to a ten percent shareholder under the 2010 Plan, the exercise price was not less than 110% of the fair market value of a share of stock on the effective date of grant. DermTech Operations initially reserved 1.0 million shares of common stock for issuance to its employees, non-employee directors and consultants. The 2010 Plan included a provision which annually increased the amount of common stock reserved for issuance under the 2010 Plan. The contractual term of options granted under the 2010 Plan was ten years. Vesting provisions varied based on the specific terms of the individual option awards. At the Company’s annual meeting held on May 26, 2020, the Company’s shareholders voted to approve the DermTech, Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which terminated the 2010 Plan. No additional awards will be granted under the 2010 Plan, however, all outstanding awards under the 2010 Plan remain in effect. No shares remained available for issuance pursuant to future grants under the 2010 Plan as of March 31, 2021 and December 31, 2020, respectively.

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

The 2020 Plan authorizes the Company to issue up to 1,900,000 shares of the Company’s common stock pursuant to awards granted under the 2020 Plan, plus the number of shares underlying any stock option and other stock-based awards previously granted under the 2010 Plan that are forfeited, canceled, or terminated (other than by exercise) on or after May 26, 2020; provided that no more than 1,400,000 shares may be added to the 2020 Plan pursuant to such forfeitures, cancellations and terminations. In addition, the number of shares available for issuance under the 2020 Plan will automatically increase on the first day of each fiscal year beginning in fiscal year 2021 and ending on the second day of fiscal year 2025, by an amount equal to the smaller of (i) 3.5% of the number of shares of common stock outstanding on such date and (ii) an amount determined by the administrator of the 2020 Plan. The 2020 Plan will expire on April 12, 2030 or an earlier date approved by a vote of the Company’s stockholders or board of directors. The contractual term of options granted under the 2020 Plan is not more than ten years. Vesting provisions vary based on the specific terms of the individual option awards. 1,108,144 shares remained available for future grant under the 2020 Plan as of March 31, 2021.

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

The ESPP authorizes the Company to issue up to 400,000 shares of the Company’s common stock. In addition, the number of shares available for issuance under the ESPP will automatically increase on the first day of each of the Company’s fiscal years beginning in 2021 and ending on the first day of 2030, in an amount equal to the lesser of (i) 300,000 shares, (ii) 1% of the shares of Company common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company. On February 28, 2021, the Company issued 39,960 shares of its common stock pursuant to scheduled purchases under the ESPP. As of December 31, 2020, 400,000 shares of common stock were reserved for future issuance under the ESPP. On January 1, 2021, an additional 207,404 shares became available under the ESPP pursuant to an automatic annual increase. 567,444 shares remained available for future grant under the ESPP as of March 31, 2021.

Management Warrants

Warrants to purchase DermTech Operations common stock were issued to executive officers of DermTech Operations in lieu of issuing certain stock options (the “Management Warrants”). The Management Warrants were assumed by the Company in connection with the Business Combination. The Management Warrants have a ten-year life and are exercisable for Company common stock at $1.08 per share. The Management Warrants vested monthly over a four-year period. Outstanding Management Warrants totaled 20,320 and 22,320 as of March 31, 2021 and December 31, 2020.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Warrants to purchase common stock	31	151
SPAC Warrants to purchase common stock*	719	3,734
Stock options issued and outstanding	1,765	1,552
Restricted stock units issued and outstanding	731	560
Authorized for future equity grants	1,108	935
Authorized for future ESPP purchases	567	400
Total common stock reserved for future issuance	4,921	7,332

* Four SPAC Warrants are needed to purchase one share of common stock. The numbers presented above reflect the amount of shares of common stock underlying SPAC Warrants.

4.	Income Taxes

The Company has reported net losses since inception and therefore, the minimum provision for state income taxes has been recorded. The federal statutory rate was 21% as of March 31, 2021 and December 31, 2020, respectively, and the effective income tax rate for the Company’s provision for income taxes was 0% as of March 31, 2021 and December 31, 2020, respectively.

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

Due to the net operating loss carryforwards, the U.S. federal and state returns are open to examination for all years since inception.

5.	Leases, Commitments and Contingencies

Capital Leases

Certain laboratory equipment has been acquired under a capital lease. The Company determined the interest rate implicit in the lease arrangement for the purpose of calculating the interest and principal components of each lease payment was 5.54%. Total capital lease interest expense was approximately $4,000 and zero for the three months ended March 31, 2021 and 2020, respectively, and is included within Interest income/(expense) on the consolidated statements of operations. Long-term capital lease obligations are as follows (in thousands):

	March 31, 2021	December 31, 2020
Gross capital lease obligations	$331	$362
Less imputed interest	(23)	(27)
Present value of net minimum lease payments	$308	$335
Less current portion of capital lease obligations	(110)	(109)
Total long-term capital lease obligations	$198	$226

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

Rent and associated common area maintenance expense totaled $0.5 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

Future minimum operating lease and capital lease payments for the operating facilities and laboratory equipment as of March 31, 2021 were (in thousands):

	2021	2022	2023	Total
Operating lease obligations	$1,032	$1,411	$478	$2,921
Capital lease obligations, including interest	93	124	114	331
Total future minimum lease payments	$1,125	$1,535	$592	$3,252

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

Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

6.	Retirement Plan

The Company has an IRC Section 401(k) retirement plan, covering all employees. The Company does not currently offer a contribution percentage match.

7.	Related Party Transactions

During 2020 and 2021, the Company engaged EVERSANA Life Science Services, LLC (“EVERSANA”) to provide certain marketing services to the Company. Leana Wood, the spouse of Todd Wood, the Company’s Chief Commercial Offer, is an employee of EVERSANA. The Company incurred $0.4 million and $0.3 million in costs for the three months ended March 31, 2021 and 2020, respectively.

On October 1, 2019, the Company entered into a consulting agreement with Michael Dobak pursuant to which the Company will compensate Michael Dobak, in an amount not to exceed $100,000, for certain public relations and marketing services. On July 28, 2020, the Company and Michael Dobak entered into an amendment to such consulting agreement to modify the terms of Michael Dobak’s compensation. The amended consulting agreement compensated Michael Dobak $15,000 per month for the period May 11, 2020 through September 30, 2020 and also granted him a restricted stock unit award that fully vested in a single installment on August 31, 2020 and represented the contingent right to receive 5,000 shares of common stock on January 2, 2021. On November 11, 2020, the Company and Michael Dobak entered into an amendment to such consulting agreement to extend the term through December 31, 2020 with a continued monthly payment of $15,000. On February 26, 2021, the Company and Michael Dobak agreed to extend his agreement through April 30, 2021 with a revised monthly payment of $20,000. Michael Dobak is the brother of Dr. John Dobak, the Company’s Chief Executive Officer. The Company incurred $0.1 million and $32,000 in costs for the three months ended March 31, 2021 and 2020, respectively.

There were no other related party transactions identified as of 2021 or 2020.

8.	Subsequent Events

The Company considered subsequent events through May 13, 2021, the date the condensed consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Discussion and Analysis of Financial Condition and Results of Operations of DermTech, Inc. (together with its subsidiaries, “DermTech,” “we,” “us,” “our” or the “Company”) should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 5, 2021.

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

Overview

We are an emerging growth molecular diagnostic company developing and marketing novel non-invasive genomics tests that seek to transform the practice of dermatology and related fields. Our platform may change the diagnostic paradigm in dermatology from one that is subjective, invasive, less accurate and higher-cost to one that is objective, non-invasive, more accurate and lower-cost. Our initial focus is skin cancer. We currently have two clinical commercial tests that enhance the early detection of skin cancer and related conditions. Our scalable genomics platform has been designed to work with a proprietary Smart Sticker adhesive patch sample collection kit that provides a skin sample collected non-invasively. We process our tests in a Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified and College of American Pathologists accredited commercial laboratory located in La Jolla, California that is licensed by the State of California and all states requiring out-of-state licensure. We also provide our technology platform on a contract basis to large pharmaceutical companies who use the technology in their clinical trials to test for the existence of genetic targets of various diseases and to measure the response of new drugs under development. We have a history of net losses since our inception.

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

Revenue Effects Related to COVID-19 Pandemic

Assay Revenue

Beginning in March 2020 and continuing through the first quarter of 2021, the ongoing COVID-19 pandemic has reduced patient access to clinician offices for in-person testing, which has resulted in a reduced volume of billable samples received relative to our pre-pandemic expectations. April 2020 billable sample volume was down by approximately 80%, commensurate with the closure of dermatology offices, compared to the average monthly billable sample volume for the two months preceding the beginning of the COVID-19 stay-at-home orders. Despite the downturn in billable samples in April 2020, we saw a stabilization of billable sample volume throughout the rest of the second quarter and through the first quarter of 2021 as various states and dermatology offices opened throughout the country. Billable sample volume first exceeded pre‑pandemic levels in July 2020 even without all dermatology practices returning to full operations. Billable sample volume for the three months ended March 31, 2021 was 13% higher than billable sample volume for the three months ended December 31, 2020. Billable sample volume for the three months ended March 31, 2021 was 62% higher than billable sample volume for the three months ended March 31, 2020. Billable sample volumes could continue to be impacted by the ongoing COVID-19 pandemic and further impacted by a resurgence of the virus in the future.

We have made available beginning in late April 2020 a telemedicine option for the PLA, but the telemedicine market is relatively new and unproven, especially within dermatology, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. While the COVID-19 pandemic is ongoing and clinician offices could close again due to the rolling back of reopening plans in various states, or patients could worry about going into the dermatology clinic, we expect that our revenues will depend to an extent on the willingness of clinicians and their patients to use our telemedicine option for the PLA, as well as on our ability to demonstrate the value of our telemedicine option to health plans and other purchasers of healthcare for beneficiaries. We also expect that the duration and extent of the effects of the ongoing COVID-19 pandemic will continue to adversely affect our revenues by reducing access to clinician offices by patients for in-person testing and by our sales force for in-person sales.

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

DermTech PLAplus Launch

During the second quarter of 2021, the Company announced the launch of PLAplus, its next generation test for the enhanced early detection of melanoma. PLAplus delivers objective and actionable information to guide clinical management decisions for skin lesions suspicious of melanoma. The new PLAplus test adds Telomerase Reverse Transcriptase (“TERT”) promoter DNA driver mutation analyses to the current RNA gene expression PLA test. TERT is individually associated with histopathologic features of aggressiveness and poor survival in melanoma. The combined tests elevate the sensitivity from 91% to 97% and maintain a negative predictive value of >99%, resulting in a less than 1% probability of missing melanoma. By combining RNA gene expression and DNA mutation analyses, PLAplus provides a highly accurate non-invasive genomic test for enhanced early melanoma detection.

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

Financing Activities

Business Combination

On August 29, 2019, the Company and DermTech Operations, Inc. (formerly known as DermTech, Inc.), or DermTech Operations, consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of May 29, 2019, by and among the Company, DT Merger Sub, Inc., or Merger Sub, and DermTech Operations. We refer to this agreement, as amended by that certain First Amendment to Agreement and Plan of Merger dated as of August 1, 2019, as the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub merged with and into DermTech Operations, with DermTech Operations surviving as a wholly-owned subsidiary of the Company. We refer to this transaction as the Business Combination.

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

Results of Operations

Three Months Ended March 31, 2021 and March 31, 2020

Assay Revenue

Assay revenues grew $1.4 million, or 175%, to $2.2 million for the three months ended March 31, 2021 compared to $0.8 million for the three months ended March 31, 2020. Billable samples increased to approximately 9,400 for the three months ended March 31, 2021 compared to approximately 5,800 for the three months ended March 31, 2020. Sample volume is dependent on two major factors: the number of clinicians who order an assay in any given quarter and the number of assays ordered by each clinician during the period. The number of ordering clinicians and the utilization per clinician can vary based on a number of factors including the types of patients presenting skin cancer conditions, clinician reimbursement, office workflow, market awareness, clinician education and other factors. The ongoing COVID-19 pandemic has negatively affected and will continue to negatively affect our assay revenue by, among other things, limiting patient access to clinician offices for in-person testing and limiting access by our sales force for in-office sales calls. Additionally, assay revenue increased due to the effectiveness of our new contracts with Blue Shield of California, Blue Cross Blue Shield of Texas and Blue Cross Blue Shield of Illinois.

Contract Revenue

Contract revenues with major pharmaceutical companies decreased $0.4 million, or 56%, to $0.3 million for the three months ended March 31, 2021, compared to $0.8 million for the three months ended March 31, 2020. Contract revenue can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors. The ongoing COVID-19 pandemic has negatively affected and will continue to negatively affect our pharmaceutical customers’ clinical trials. The extent of such effect on our future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic on our pharmaceutical customers’ clinical trials. Many of our contracts with third parties are structured to contain milestone billing payments, which typically are advanced payments on work yet to be performed. These advanced payments are structured to help fund operations and are included in deferred revenue as the work has not yet been performed. As of March 31, 2021, the deferred revenue amount for these contracts, which is the advanced payments minus the value of work performed, was $1.5 million. Approximately $1.4 million was classified as short-term deferred revenue as that portion of deferred revenue is expected to be recognized within 12 months after March 31, 2021. These advanced payments will remain in deferred revenue until we process the laboratory portion of the contracts allowing us to recognize the revenue.

Cost of Revenue

Cost of revenues increased $0.8 million, or 66%, to $2.0 million for the three months ended March 31, 2021 compared to $1.2 million for the three months ended March 31, 2020. The increase was largely attributable to a higher billable sample volume in 2021, higher fixed facility costs and higher equipment costs. At current capacity, a large portion of the costs of revenue are fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. The variable cost of revenue expenses incurred primarily relate to compensation-related costs for our laboratory scientists and technicians, laboratory supplies, shipping costs, equipment maintenance, and utilities. We remain committed to continuing the automation of our laboratory processes in order to become more cost efficient and productive.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $3.6 million, or 121%, to $6.5 million for the three months ended March 31, 2021 compared to $2.9 million for the three months ended March 31, 2020. The increase was primarily attributable to higher compensation-related costs from the expansion of the existing sales force and increased spending on advertising activities to increase market exposure. We expect to add to our specialty sales force, marketing and payor access teams throughout 2021 and 2022, and increase spending on direct-to-consumer marketing campaigns, which collectively would significantly increase our sales and marketing expenses.

Research and Development

R&D expenses increased $1.4 million, or 151%, to $2.3 million for the three months ended March 31, 2021 compared to $0.9 million for the three months ended March 31, 2020. The increase was due to higher compensation costs of expanding the R&D team, including the addition of a new Chief Scientific Officer, increased clinical trial costs, and increased spend on laboratory supplies to support new product development. We expect these expenses to increase as we continue to grow the R&D team and focus on the development of our Luminate test, our basal and squamous cell skin cancer assays and other products in our pipeline.

General and Administrative

General and administrative expenses increased $1.7 million, or 47%, to $5.2 million for the three months ended March 31, 2021 compared to $3.5 million for the three months ended March 31, 2020. The increase was primarily due to higher payroll-related costs and stock-based compensation as we continue to add additional infrastructure such as human resources, information technology and legal resources.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended March 31, 2021 was a loss of $1.7 million compared to a gain of $0.1 million for the three months ended March 31, 2020. The change in fair value of warrant liability is calculated by adjusting the value of the outstanding Private SPAC Warrants held by original holders to the current market value at each reporting period.

Interest Income, net

Interest income, net for the three months ended March 31, 2021 was $34,000 compared to interest income, net of zero for the three months ended March 31, 2020. Interest income, net for the three months ended March 31, 2021 consists primarily of interest earned on our short-term marketable securities.

Liquidity and Capital Resources

We have never been profitable and have historically incurred substantial net losses, including net losses of $20.2 million for the twelve months ended December 31, 2019, $36.5 million for the twelve months ended December 31, 2020 and $15.1 million for the three months ended March 31, 2021. As of March 31, 2021, our accumulated deficit was $143.1 million. For the three months ended March 31, 2021, we had negative operating cash flow of $10.7 million. We completed the 2020 PIPE Financing in March 2020, which raised a total of $65.0 million in gross proceeds. At the end of 2020, we raised approximately $20.0 million in gross proceeds facilitated through our At-The-Market Offering. In addition, we completed the 2021 Underwritten Public Offering in January 2021, which raised a total of $143.7 million in gross proceeds. We have historically financed operations through private and public placement equity offerings.

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

As of March 31, 2021, our cash and cash equivalents totaled approximately $218.6 million and short-term marketable securities totaled approximately $39.6 million. Based on our current business operations and the additional financing completed in January 2021, we believe our current cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next twelve months. While we believe we have enough capital to fund anticipated operating costs for at least the next 12 months, we expect to incur significant additional operating losses over at least the next several years. We anticipate that we will raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements in order to support our planned operations and to continue developing and commercializing genomic tests. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments or to take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including:

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

Cash Flow Analysis

Three Months Ended March 31, 2021

Net cash used in operating activities for the three months ended March 31, 2021 totaled $10.7 million, primarily driven by the $15.1 million net loss offset partially by non-cash related items, including $2.2 million in stock-based compensation and $1.7 million from the change in fair value of warrant liability. In addition, we had a cash inflow of $0.4 million from the increase in accounts payable and accrued compensation, which was offset by a cash outflow of $0.4 million through the increase of accounts receivables.

Net cash used in investing activities for the three months ended March 31, 2021 totaled $0.2 million, which related to the outflow from the purchase of $1.2 million of marketable securities offset by the inflow from the maturity of marketable securities of $1.0 million. Additional laboratory equipment investment will be needed to install complex automation systems and other genomic testing equipment needed to expand testing capacity.

Net cash provided by financing activities for the three months ended March 31, 2021 totaled $205.3 million, which was driven by $134.6 million in net proceeds raised from the 2021 Underwritten Public Offering and $69.9 million in proceeds from the exercise of warrants, predominately from the exercise of 12.1 million of our outstanding SPAC Warrants.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Significant Judgments and Estimates

Critical accounting policies, significant judgments, and estimates are those that we believe are most important for the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and disclosed in Note 1(k) and Note 1(q) of the condensed consolidated financial statement herein.

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

Item 4. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting and the immaterial revision discussed in Note 1—The Company and a Summary of Significant Accounting Policies—Revision of Prior Period Financial Statements within Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q.

Material Weakness in Internal Over Financial Reporting

A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Due to the events that led to the revision of our financial statements, the Company identified a material weakness in its controls over the financial reporting for the Private SPAC Warrants. Management identified the need to reassess the accounting for the Private SPAC Warrants when the SEC Staff issued the SEC Statement that addresses certain accounting and reporting considerations related to similar warrants. This control deficiency resulted in an immaterial error in the Company’s accounting for the Private SPAC Warrants as more fully described in Note 1—The Company and a Summary of Significant

Accounting Policies—Revision of Prior Period Financial Statements within Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q.

Plan of Remediation of Material Weakness

To remediate the material weakness in the Company’s internal control over financial reporting, we are improving our processes to identify and evaluate the appropriate accounting technical pronouncements and other literature for significant or unusual transactions so that they are effectively evaluated in the context of the increasingly complex accounting standards. After giving full consideration to the material weakness referenced above, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP, our management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP. Other than the changes made to remediate the material weakness described above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 other than those disclosed below.

We have identified a material weakness in our internal control over financial reporting. If not remediated, our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Following the issuance of the SEC Statement, we concluded that, in light of the SEC Statement, it was appropriate to revise our previously issued audited financial statements and, as described in Item 4. Controls and Procedures, above, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the Private SPAC Warrants.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This control deficiency resulted in an immaterial error in the Company’s accounting for the Private SPAC Warrants as more fully described in Note 1—The Company and a Summary of Significant Accounting Policies—Revision of Prior Period Financial Statements within Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between January 4, 2021 through March 27, 2021, we issued 54,169 shares of common stock pursuant to the exercise of warrants that were issued in connection with DermTech Operations’ Series C Convertible Preferred Stock financing and assumed by us in connection with the Business Combination. These warrants had an exercise price of $9.54 per share and were exercised for an aggregate exercise price of $521,065.

On March 23, 2021, we issued 2,000 shares of common stock pursuant to the exercise of management warrants that were issued by DermTech Operations and assumed by us in connection with the Business Combination. These warrants had an exercise price of $1.08 per share and were exercised for an aggregate exercise price of $2,160.

Between January 5, 2021 and March 1, 2021, we issued 5,738 shares of common stock pursuant to the exercise of placement agent warrants. These warrants had exercise prices of $8.68 or $9.54 per share and were exercised for an aggregate exercise price of $51,825.

Between January 3, 2021 and February 12, 2021, we issued an aggregate of 11,957 shares of common stock upon the cashless exercise of placement agent warrants. The holder who elected to exercise the placement agent warrants on a cashless basis paid the exercise price by surrendering the warrants for that number of shares equal to the quotient obtained by dividing (x) the product of the number of shares underlying the warrants, multiplied by the difference between the exercise price of the warrants ($8.68 or $9.54) and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for purposes of the placement agent warrants is the closing bid price of our common stock or the closing price quoted on the national securities exchange on which our common stock is listed, as applicable, on the first trading day preceding the date of determination of the fair market value.

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

Item 5. Other Information.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on April 1, 2021, at the recommendation of the compensation committee of the Board, the Board approved on March 29, 2021 the DermTech, Inc. Change in Control and Severance Plan, or the Severance Plan.

On May 12, 2021, the Board adopted and approved a new form of participation agreement, or the Form of Participation Agreement, under the Severance Plan. Each of our named executive officers, John Dobak, M.D., chief executive officer and principal executive officer, Kevin Sun, chief financial officer and principal financial and accounting officer, and Claudia Ibarra, chief operating officer, have executed participation agreements in substantially the form of the Form of Participation Agreement. Except as otherwise provided in the Severance Plan, the terms of the Severance Plan and participation agreements supersede any prior agreements with our named executive officers governing any equity awards, any severance and salary continuation arrangements, programs and plans, and any change in control and severance arrangements pursuant to an employment agreement or offer letter, as applicable. The Severance Plan and the Form of Participation Agreement are filed as Exhibit 10.1 and Exhibit 10.2 to this Quarterly Report on Form 10-Q, respectively. The descriptions of the participation agreements and the Severance Plan herein are summaries and are qualified in their entirety by the full text of the Severance Plan and the Form of Participation Agreement, which are incorporated herein by reference.

Participation Agreement With John Dobak, M.D.

Under the terms of Dr. Dobak’s participation agreement, in the event of a Qualifying Termination (as defined in the Severance Plan) other than during a Change in Control Period (as defined in the Severance Plan), Dr. Dobak would receive the following benefits: (i) 12 months of his base salary in effect at the time of such Qualifying Termination, (ii) 100% of the pro-rata portion (based on days employed during the period) of his annual bonus determined to have been earned at the conclusion of the bonus performance period, (iii) 12 months of COBRA benefits, (iv) ten months of vesting acceleration for each of Dr. Dobak’s then-outstanding equity awards at the time of such Qualifying Termination (except with respect to awards that would otherwise vest only upon satisfaction of performance criteria, or Performance Awards, the vesting of which will be determined by the terms of the applicable Performance Award agreement), and (v) an extension of the period during which Dr. Dobak may exercise any of his stock options that are vested as of the time of such Qualifying Termination (after giving effect to the vesting acceleration described in clause (iv) above) to the earlier of (a) 12 months following such Qualifying Termination and (b) the expiration date of such stock options.

Dr. Dobak’s participation agreement provides further that in the event of a Qualifying Termination during a Change in Control Period, Dr. Dobak would receive the following benefits: (i) 18 months of his base salary in effect at the time of such Qualifying Termination, (ii) 100% of the pro-rata portion (based on days employed during the period) of his annual bonus determined to have been earned at the conclusion of the bonus performance period, (iii) 18 months of COBRA benefits, (iv) the full acceleration of vesting of any of Dr. Dobak’s then-outstanding equity awards (except with respect to Performance Awards, the vesting of which will be determined by the terms of the applicable Performance Award agreement), and (v) an extension of the period during which Dr. Dobak may exercise any of his stock options that are vested as of the time of such Qualifying Termination (after giving effect to the vesting acceleration described in clause (iv) above) to the earlier of (a) 12 months following such Qualifying Termination and (b) the expiration date of such stock options.

Participation Agreement With Kevin Sun

Under the terms of Mr. Sun’s participation agreement, in the event of a Qualifying Termination other than during a Change in Control Period, Mr. Sun would receive the following benefits: (i) nine months of his base salary in effect at the time of such Qualifying Termination, (ii) 50% of the pro-rata portion (based on days employed during the period) of his annual bonus determined to have been earned at the conclusion of the bonus performance period, (iii) nine months of COBRA benefits, (iv) six months of vesting acceleration for each of Mr. Sun’s then-outstanding equity awards at the time of such Qualifying Termination (except with respect to Performance Awards, the vesting of which will be determined by the terms of the applicable Performance Award agreement), and (v) an extension of the period during which Mr. Sun may exercise any of his stock options that are vested as of the time of such Qualifying Termination (after giving effect to the vesting acceleration described in clause (iv) above) to the earlier of (a) six months following such Qualifying Termination and (b) the expiration date of such stock options.

Mr. Sun’s participation agreement provides further that in the event of a Qualifying Termination during a Change in Control Period, Mr. Sun would receive the following benefits: (i) 12 months of his base salary in effect at the time of such Qualifying Termination, (ii) 100% of the pro-rata portion (based on days employed during the period) of his annual bonus determined to have been earned at the conclusion of the bonus performance period, (iii) 12 months of COBRA benefits, (iv) the full acceleration of vesting of any of Mr. Sun’s then-outstanding equity awards (except with respect to Performance Awards, the vesting of which will be determined by the terms of the applicable Performance Award agreement), and (v) an extension of the period during which Mr. Sun may exercise any of his stock options that are vested as of the time of such Qualifying Termination (after giving effect to the vesting acceleration described in clause (iv) above) the earlier of (a) six months following such Qualifying Termination and (b) the expiration date of such stock options.

Participation Agreement With Claudia Ibarra

Under the terms of Ms. Ibarra’s participation agreement, in the event of a Qualifying Termination other than during a Change in Control Period, Ms. Ibarra would receive the following benefits: (i) nine months of her base salary in effect at the time of such Qualifying Termination, (ii) 50% of the pro-rata portion (based on days employed during the period) of her annual bonus determined to have been earned at the conclusion of the bonus performance period, (iii) nine months of COBRA benefits, (iv) six months of vesting acceleration for each of Ms. Ibarra’s then-outstanding equity awards at the time of such Qualifying Termination (except with respect to Performance Awards, the vesting of which will be determined by the terms of the applicable Performance Award agreement), and (v) an extension of the period during which Ms. Ibarra may exercise any of her stock options that are vested as of the time of such Qualifying Termination (after giving effect to the vesting acceleration described in clause (iv) above) to the earlier of (a) six months following such Qualifying Termination and (b) the expiration date of such stock options.

Ms. Ibarra’s participation agreement provides further that in the event of a Qualifying Termination during a Change in Control Period, Ms. Ibarra would receive the following benefits: (i) 12 months of her base salary in effect at the time of such Qualifying Termination, (ii) 100% of the pro-rata portion (based on days employed during the period) of her annual bonus determined to have been earned at the conclusion of the bonus performance period, (iii) 12 months of COBRA benefits, (iv) the full acceleration of vesting of any of Ms. Ibarra’s then-outstanding equity awards (except with respect to Performance Awards, the vesting of which will be determined by the terms of the applicable Performance Award agreement), and (v) an extension of the period during which Ms. Ibarra may exercise any of her stock options that are vested as of the time of such Qualifying Termination (after giving effect to the vesting acceleration described in clause (iv) above) the earlier of (a) six months following such Qualifying Termination and (b) the expiration date of such stock options.

Item 6. Exhibits.

The following documents are filed as part of this Form 10-Q.

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended		10-Q	001-38118	11/10/20
10.1*	DermTech, Inc. Change in Control and Severance Plan		8-K	001-38118	4/1/21
10.2*	Form of Participation Agreement under the DermTech, Inc. Change in Control and Severance Plan	X
10.3*	DermTech, Inc. Amended and Restated Non-Employee Director Compensation Policy	X
10.4*	Offer of Employment Letter, dated October 14, 2020, from the Company to Ray Akhavan		10-K	001-38118	3/5/21
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DermTech, Inc.

Date: May 13, 2021	By:	/s/ John Dobak
John Dobak, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Kevin Sun
Kevin Sun
Chief Financial Officer (Principal Financial and Accounting Officer)