Form 10-Q
period 2021-06-30
DermTech, Inc.
filed 2021-08-04
CIK 1651944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 29,610,337 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DERMTECH, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$229,609	$24,248
Short-term marketable securities	38,644	39,529
Accounts receivable	2,185	1,480
Inventory	497	104
Prepaid expenses and other current assets	1,313	1,521
Total current assets	272,248	66,882
Property and equipment, net	3,285	2,731
Other assets	167	167
Total assets	$275,700	$69,780
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,104	$1,573
Accrued compensation	3,167	2,075
Accrued liabilities	887	763
Short-term deferred revenue	1,372	905
Current portion of capital lease obligations	112	109
Total current liabilities	7,642	5,425
Warrant liability	577	1,650
Long-term deferred revenue	2	639
Long-term capital lease obligations, less current portion	170	226
Total liabilities	8,391	7,940
Stockholders’ equity:
Common stock, $0.0001 par value per share; 50,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 29,607,394 and 20,740,413 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3	2
Additional paid-in capital	427,503	189,868
Accumulated other comprehensive income/(loss)	2	(1)
Accumulated deficit	(160,199)	(128,029)
Total stockholders’ equity	267,309	61,840
Total liabilities and stockholders’ equity	$275,700	$69,780

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Assay revenue	$2,910	$648	$5,100	$1,445
Contract revenue	209	196	543	956
Total revenues	3,119	844	5,643	2,401
Cost of revenues:
Cost of assay revenue	2,604	1,416	4,575	2,578
Cost of contract revenue	20	29	51	70
Total cost of revenues	2,624	1,445	4,626	2,648
Gross profit/(loss)	495	(601)	1,017	(247)
Operating expenses:
Sales and marketing	7,907	3,433	14,419	6,377
Research and development	3,594	864	5,845	1,761
General and administrative	6,301	4,529	11,473	8,043
Total operating expenses	17,802	8,826	31,737	16,181
Loss from operations	(17,307)	(9,427)	(30,720)	(16,428)
Other income/(expense):
Interest income, net	35	10	69	10
Change in fair value of warrant liability	170	(180)	(1,519)	(76)
Total other income/(expense)	205	(170)	(1,450)	(66)
Net loss	$(17,102)	$(9,597)	$(32,170)	$(16,494)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	28,979,148	16,149,496	28,070,539	14,625,069
Net loss per share of common stock outstanding, basic and diluted	$(0.59)	$(0.59)	$(1.15)	$(1.13)

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(17,102)	$(9,597)	$(32,170)	$(16,494)
Unrealized gain/(loss) on available-for-sale marketable securities	(6)	—	3	—
Comprehensive loss	$(17,108)	$(9,597)	$(32,167)	$(16,494)

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Series A convertible preferred stock		Series B-1 convertible preferred stock		Series B-2 convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance, December 31, 2019	1,231	$—	—	$—	—	$—	12,344,818	$1	$103,412	$(91,552)	$11,861
Issuance of common stock at $10.50 per share, net of $2.0 million in issuance costs	—	—	—	—	—	—	2,467,724	—	23,891	—	23,891
Issuance of Series B-1 convertible preferred stock at $10,500 per share, net of $2.6 million in issuance costs	—	—	3,199	—	—	—	—	—	30,971	—	30,971
Issuance of Series B-2 convertible preferred stock at $10,500 per share, net of $0.4 million in issuance costs	—	—	—	—	524	—	—	—	5,071	—	5,071
Issuance of common stock from option exercises	—	—		—		—	85,061	—	253	—	253
Issuance of common stock from warrant exercises	—	—	—	—	—	—	2,098	—	11	—	11
Issuance costs in connection with Form S-1 registration statement	—	—	—	—	—	—	—	—	(77)	—	(77)
Stock-based compensation	—	—	—	—	—	—	—	—	1,022	—	1,022
Net loss	—	—	—	—	—	—	—	—	—	(6,897)	(6,897)
Balance, March 31, 2020	1,231	$—	3,199	$—	524	$—	14,899,701	$1	$164,554	$(98,449)	$66,106
Conversion of Series B-1 convertible preferred stock to common stock	—	—	(3,199)	—	—	—	3,198,949	1	—	—	1
Issuance of common stock from option exercises and RSU releases	—	—		—		—	81,277	—	123	—	123
Issuance of common stock from warrant exercises	—	—	—	—	—	—	49,437	—	471	—	471
Issuance costs in connection with Form S-1 registration statement	—	—	—	—	—	—	—	—	(5)	—	(5)
Stock-based compensation	—	—	—	—	—	—	—	—	1,125	—	1,125
Net loss	—	—	—	—	—	—	—	—	—	(9,597)	(9,597)
Balance, June 30, 2020	1,231	$—	—	$—	524	$—	18,229,364	$2	$166,268	$(108,046)	$58,224

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income/(loss)	deficit	equity
Balance, December 31, 2020	20,740,413	$2	$189,868	$(1)	$(128,029)	$61,840
Issuance of common stock at a price of $29.50, net of $9.1 million in issuance costs	4,872,881	1	134,581	—	—	134,582
Issuance of common stock from option exercises and RSU releases	176,673	—	408	—	—	408
Issuance of common stock from warrant exercises	3,089,325	—	72,081	—	—	72,081
Issuance of common stock from Employee Stock Purchase Plan	39,960	—	392	—	—	392
Unrealized gain on available-for-sale marketable securities	—	—	—	9	—	9
Stock-based compensation	—	—	2,172	—	—	2,172
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	—	—	411	—	—	411
Net loss	—	—	—	—	(15,068)	(15,068)
Balance, March 31, 2021	28,919,252	$3	$399,913	$8	$(143,097)	$256,827
Issuance of common stock from option exercises and RSU releases	157,277	—	188	—	—	188
Issuance of common stock at a weighted average price of $46.33 through at-the-market offering, net of $0.7 million in issuance costs	530,551	—	23,836	—	—	23,836
Issuance of common stock from warrant exercises	314	—	5	—	—	5
Unrealized loss on available-for-sale marketable securities	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	3,538	—	—	3,538
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	—	—	23	—	—	23
Net loss	—	—	—	—	(17,102)	(17,102)
Balance, June 30, 2021	29,607,394	$3	$427,503	$2	$(160,199)	$267,309

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(32,170)	$(16,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	401	148
Change in fair value of warrant liability	1,519	76
Stock-based compensation	5,710	2,147
Amortization of premiums, net of accretion of discounts on marketable securities	337	—
Loss on disposal of equipment	13	—
Changes in operating assets and liabilities:
Accounts receivable	(705)	(42)
Inventory	(393)	(48)
Prepaid expenses and other current assets	152	432
Accounts payable and accrued compensation	1,599	(712)
Accrued liabilities and deferred revenue	10	713
Net cash used in operating activities	(23,527)	(13,780)
Cash flows from investing activities:
Purchases of marketable securities	(4,899)	—
Maturities of marketable securities	5,450	—
Purchases of property and equipment	(944)	(1,201)
Net cash used in investing activities	(393)	(1,201)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with private placement offering, net	—	23,889
Proceeds from issuance of common stock in connection with public follow-on offering, net	134,582	—
Proceeds from issuance of Series B-1 Convertible Preferred Stock, net	—	30,968
Proceeds from issuance of Series B-2 Convertible Preferred Stock, net	—	5,071
Payments of issuance costs in connection with Form S-1 registration statement	—	(77)
Proceeds from issuance of common stock in connection with at-the-market offering, net	23,836	—
Proceeds from exercise of common stock warrants	69,928	482
Proceeds from exercise of stock options	596	376
Proceeds from contributions to the employee stock purchase plan	392	—
Principal repayments of capital lease obligations	(53)	—
Net cash provided by financing activities	229,281	60,709
Net increase in cash and cash equivalents	205,361	45,728
Cash and cash equivalents, beginning of period	24,248	15,374
Cash and cash equivalents, end of period	$229,609	$61,102
Supplemental cash flow information:
Cash paid for interest on capital lease obligations	$8	$—
Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment recorded in accounts payable	$24	$39
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	$434	$—
Cashless exercise of common stock warrants	$2,158	$—
Change in unrealized gain on available-for-sale marketable securities	$3	$—

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

From the end of the first quarter of 2020 and through the second quarter of 2021, there has been a widespread worldwide impact from the COVID-19 pandemic. The Company is considered an essential business due to the importance of early melanoma detection, which has allowed the Company’s CLIA laboratory to remain fully operational. The Company has implemented additional safety measures and in accordance with Centers for Disease Control and Prevention (“CDC”), Occupational Safety and Health Administration (“OSHA”) and other guidance within its CLIA laboratory operations and has transitioned administrative functions to predominantly remote work. Beginning in March 2020 and continuing through the second quarter of 2021, the ongoing COVID-19 pandemic has reduced patient access to clinician offices for in-person testing and reduced access by the Company’s sales force for in-office sales calls, which has resulted in a reduced volume of billable samples received during the second quarter of 2021 relative to the Company’s pre-pandemic expectations. The Company expects the ongoing COVID-19 pandemic to continue to adversely impact billable sample volume until patient access to in-person testing fully resumes, in-office access by the Company’s sales force returns to pre-pandemic levels, or telemedicine options are more widely adopted. Additionally, the ongoing COVID-19 pandemic has negatively affected and will continue to negatively affect the Company’s pharmaceutical customers’ clinical trials. The extent of such effect on the Company’s future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic on the Company’s pharmaceutical customers’ clinical trials.
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
(c)	Revision to Prior Period Financial Statements

As discussed under the heading “Revision to Prior Period Financial Statements” in Note 1 of the Company’s Quarterly Report on Form 10-Q filed on May 13, 2021, during the course of preparing the quarterly report Form 10-Q for the three months ended March 31, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The SEC Statement highlighted challenges associated with the accounting for complex financial instruments that may be common in SPACs, specifically accounting for warrants issued in connection with a SPAC’s formation and initial registered offering. In the SEC Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity.

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

Historically, the Private SPAC Warrants were recorded as a component of equity as opposed to liabilities on the Company’s consolidated balance sheets and the Company’s consolidated statements of operations did not include the subsequent non-cash changes in estimated fair value of the Private SPAC Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the recent SEC Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for SPAC Warrants issued on June 23, 2017, in light of the SEC Staff’s published views. After discussion and evaluation, the Company concluded that, as a result of these differences in features between the Public SPAC Warrants and Private SPAC Warrants, the Private SPAC Warrants should be classified as liabilities, if still held by the original Private SPAC Warrant holder, with subsequent changes in fair value reported in the Company’s consolidated statement of operations.

In addition, the Company analyzed the impact of the aforementioned adjustments on its previously issued audited consolidated financial statements for the years ended December 31, 2020 and 2019 and previously issued unaudited consolidated financial statements for the periods ended September 30, 2020 and 2019, June 30, 2020, and March 31, 2020 (such years and periods, the “Affected Periods”). The Company concluded the adjustments are not material to any individual period prior to the period ended March 31, 2021, taking into account the requirements of ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 270, Interim Financial Reporting, ASC Topic 250-S99-1, Assessing Materiality, and ASC Topic 250-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In accordance with the authoritative guidance, management evaluated the materiality of the adjustments from a quantitative and qualitative perspective. Based on such evaluation, the Company concluded that the effects of these adjustments were not material individually or in the aggregate to the Affected Periods and had no effect on the trend of financial results. While management concluded the adjustment was not material to any prior periods, individually or in the aggregate, based on our qualitative and quantitative analysis, management opted to make the adjustment by revising the respective amounts that were previously reported in the Affected Period. Accordingly, the Company has revised the prior period interim and annual financial information for the Affected Periods to reflect these adjustments.

The Company’s accounting for the Private SPAC Warrants as components of liabilities instead of as equity did not have any effect on the Company’s previously reported operating expenses, total cash flows from operating activities, investing activities, and financing activities, cash or total assets. The impact on the individual line items of the Company’s condensed consolidated balance sheets for each period presented from the adjustment was as follows (in thousands):

	As Previously Reported	Adjustments	As Revised
Condensed Consolidated Balance Sheet as of December 31, 2019
Long term liabilities:
Warrant liability	—	628	628
Total liabilities	5,722	628	6,350
Stockholders’ equity:
Additional paid-in capital	103,599	(187)	103,412
Accumulated deficit	(91,111)	(441)	(91,552)
Total stockholders’ equity	12,489	(628)	11,861

Condensed Consolidated Balance Sheet as of June 30, 2020
Long term liabilities:
Warrant liability	—	704	704
Total liabilities	5,762	704	6,466
Stockholders’ equity:
Additional paid in capital	166,455	(187)	166,268
Accumulated deficit	(107,529)	(517)	(108,046)
Total stockholders’ equity	58,928	(704)	58,224

Condensed Consolidated Balance Sheet as of December 31, 2020
Long term liabilities:
Warrant liability	—	1,650	1,650
Total liabilities	6,290	1,650	7,940
Stockholders’ equity:
Additional paid-in capital	189,849	19	189,868
Accumulated deficit	(126,360)	(1,669)	(128,029)
Total stockholders’ equity	63,490	(1,650)	61,840

The impact on the individual line items of the Company’s condensed consolidated statements of operations for the periods presented from the adjustment was as follows (in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2020
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Condensed Consolidated Statement of Operations
Other income/(expense):
Change in fair value of warrant liability	$—	$(441)	$(441)	$—	$(1,228)	$(1,228)
Total other expense	(2,084)	(441)	(2,525)	40	(1,228)	(1,188)
Net loss	$(19,689)	$(441)	$(20,130)	$(35,249)	$(1,228)	$(36,477)
Net loss per share of common stock outstanding, basic and diluted	$(2.81)	$(0.06)	$(2.87)	$(2.08)	$(0.07)	$(2.15)

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Condensed Consolidated Statement of Operations
Other income/(expense):
Change in fair value of warrant liability	$—	$(180)	$(180)	$—	$(76)	$(76)
Total other income/(expense)	10	(180)	(170)	10	(76)	(66)
Net loss	$(9,417)	$(180)	$(9,597)	$(16,418)	$(76)	$(16,494)
Net loss per share of common stock outstanding, basic and diluted	$(0.58)	$(0.01)	$(0.59)	$(1.12)	$(0.01)	$(1.13)

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

The Company considers securities with original maturities of greater than 90 days to be marketable securities. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months. Accordingly, such marketable securities are classified as current assets on the accompanying condensed consolidated balance sheets even if they have contractual maturities greater than one year from the date of purchase. The Company’s marketable securities consist of U.S. Treasury and agency securities, commercial paper, and corporate debt securities. Marketable securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income/(loss). The estimated fair value of the marketable securities is determined based on quoted market prices or rates for similar instruments. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary. Realized gains and losses are calculated using the specific identification method and recorded as interest income or expense. The Company has determined that there were no other-than-temporary declines in fair values of its investments as of June 30, 2021.
(g)	Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Property and equipment consists of mainly assets such as leasehold improvements, office, computer and laboratory equipment, including laboratory equipment acquired under capital lease arrangements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the useful life of the asset. The Company recorded depreciation expense of $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, which includes amortization of laboratory equipment acquired under capital leases of $17,000 and zero for the three months ended June 30, 2021 and 2020, respectively. The Company recorded depreciation expense of $0.4 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively, which includes amortization of laboratory equipment acquired under capital leases of $34,000 and zero for the six months ended June 30, 2021 and 2020, respectively.

Amortization of assets that are recorded under capital leases in depreciation expense is included in cost of revenues on the condensed consolidated statement of operations. Gross assets recorded under capital leases were $0.3 million as of June 30, 2021 and December 31, 2020. Accumulated amortization associated with capital leases was $44,000 and $10,000 as of June 30, 2021 and December 31, 2020, respectively. Maintenance and repairs are expensed as incurred, and material improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the condensed consolidated statements of operations in the period realized. There were no disposal of equipment for the three months ended June 30, 2021 and 2020. The Company disposed of $0.1 million and zero of equipment for the six months ended June 30, 2021 and 2020, respectively. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses for the three or six months ended June 30, 2021 and 2020.
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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. As of June 30, 2021, the Company maintained $100.0 million in a sweep account, which maintains cash balances throughout various interest bearing bank accounts under the $250,000 insurance limit provided by the Federal Deposit Insurance Corporation for one federally insured financial institution. Approximately $129.3 million was held in excess of the Federal Deposit Insurance Corporation insured limit as of June 30, 2021. The Company has not experienced any losses in such accounts.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year and prior year operating losses, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of June 30, 2021.

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

Assay Revenue

The Company generates revenues from its Pigmented Lesion Assay (“PLA”) and PLAplus tests it provides to healthcare clinicians in various states throughout the United States to assist in a clinician’s diagnosis of melanoma. The Company provides prescribing clinicians with its Smart Sticker adhesive sample collection kits to perform non-invasive skin biopsies of clinically ambiguous pigmented skin lesions on patients. The Company also offers clinicians a telemedicine solution where they can request the Smart Sticker collection kit be sent to the patient’s home for a clinician-guided remote collection on ambiguous pigmented skin lesions. Once the sample is collected by the healthcare clinician or the patient via the telemedicine solution, it is returned to the Company’s CLIA laboratory for analysis. The patient’s ribonucleic acid (“RNA”) and deoxyribonucleic acid (“DNA”) are extracted from the Smart Sticker collection kit and analyzed using gene expression technology to determine if the pigmented skin lesion contains certain genomic features indicative of melanoma. Upon completion of the gene expression analysis, a final report is drafted and provided to the dermatologists detailing the test results for the pigmented skin lesion indicating whether the sample collected is indicative of melanoma or not.

Contract Revenue

Contract revenue is generated from the sale of laboratory services and Smart Sticker collection kits to third-party companies through contract research agreements. Revenues are generated from providing gene expression tests to facilitate the development of drugs designed to treat dermatologic conditions. The provision of gene expression services may include sample collection using the Company’s patented Smart Sticker adhesive patch collection kits, assay development for research partners, RNA extraction, isolation, expression, amplification and detection, including data analysis and reporting.

(a) Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by revenue source during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Assay Revenue
PLA and PLAplus tests	$2,910	$648	$5,100	$1,445
Contract Revenue
Adhesive patch kits	125	24	314	38
RNA extractions	35	94	139	764
Project management fees	49	78	90	154
Total revenues	$3,119	$844	$5,643	$2,401

The following table sets forth the percentages of total revenue or accounts receivable for the Company’s third-party payors and pharmaceutical customers that represent 10% or more of the respective amounts for the periods shown:

	Total Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30,
	2021	2020	2021	2020	2021	2020
Assay Revenue
Payor A	36%	37%	34%	25%	26%	31%
Payor B	*	15%	*	11%	13%	26%
Contract Revenue
Customer A	*	23%	*	33%	*	*

* Less than 10%

There were no other third-party payors or customers that individually accounted for more than 10% of the Company’s total revenue or accounts receivable for the periods shown in the table above.

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

The Company records a deferred revenue liability if a customer pays consideration before the Company transfers a good or service to the customer. Deferred revenue primarily represents upfront milestone payments, for which consideration is received prior to when goods/services are completed or delivered. Upfront fees that are estimated to be recognized as revenue more than one year from the date of collection are classified as long-term deferred revenue. Short-term deferred revenue as of June 30, 2021 and December 31, 2020 was $1.4 million and $0.9 million, respectively. Long-term deferred revenue as of June 30, 2021 and December 31, 2020 was $2,000 and $0.6 million, respectively.

Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing agreements. For agreements that have an original duration of one year or less, the Company has elected the practical expedient applicable to such agreements and does not disclose the remaining performance obligations at the end of each reporting period. As of June 30, 2021, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed agreements with an original duration of one year or more was approximately $0.5 million. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next two to three years.

(l)	Accounts Receivable

Assay Accounts Receivable

Due to the nature of the Company’s assay revenue, it can take a significant amount of time to collect upon billed PLA and PLAplus tests. The Company prepares an analysis on reimbursement collections and data obtained for each financial reporting period to determine the amount of receivables to be recorded relating to PLA and PLAplus tests performed in the applicable period. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Adjustments for implicit price concessions attributable to variable consideration are incorporated into the measurement of the accounts receivable balances. The Company recorded $2.1 million and $1.0 million of gross assay accounts receivable as of June 30, 2021 and December 31, 2020, respectively.

Contract Accounts Receivable

Contract accounts receivable are recorded at the net invoice value and are not interest bearing. The Company reserves specific receivables if collectability is no longer reasonably assured, and as of June 30, 2021, the Company did not maintain any reserve over contract receivables as they relate to large established credit worthy customers. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company recorded $0.1 million and $0.5 million of contract accounts receivable as of June 30, 2021 and December 31, 2020, respectively.

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

Basic and diluted net loss per share of common stock is determined by dividing net loss applicable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Because there is a net loss attributable to holders of common stock during the three and six months ended June 30, 2021 and 2020, the outstanding common stock warrants, stock options, restricted stock units (“RSUs”) and preferred stock have been excluded from the calculation of diluted loss per share of common stock because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share are the same. Diluted net loss per share of common stock for the three and six months ended June 30, 2021 excludes the effect of anti-dilutive equity instruments including 749,210 shares of common stock issuable upon the exercise of outstanding common stock warrants and 2,469,816 shares of common stock issuable upon the exercise of stock options and release of RSUs. Diluted net loss per share of common stock for the three and six months ended June 30, 2020 excludes the effect of anti-dilutive equity instruments including 1,139,194 shares of common stock then issuable upon conversion of the Company’s preferred stock, 4,153,631 shares of common stock then issuable upon the exercise of outstanding warrants and 1,798,900 shares of common stock then issuable upon the exercise of stock options and release of RSUs. The Company did not consider a two-class method of loss per share given that the Company’s convertible participating securities do not participate in losses.

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

The following table sets forth assumptions used to determine the fair value of each option on the date of grant issued under the 2020 Equity Incentive Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Assumed risk-free interest rate	1.03% - 1.07%	0.43% - 0.44%	0.52% - 1.13%	0.43% - 1.69%
Assumed volatility	77.69%	68.34%	74.88% - 77.69%	64.03% - 68.34%
Expected option term	6.08 years	5.55 - 6.25 years	6.08 years	5.04 - 6.25 years
Expected dividend yield	—	—	—	—

The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the 2020 Employee Stock Purchase Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Assumed risk-free interest rate	0.10%	Not applicable	0.10% - 0.18%	Not applicable
Assumed volatility	69.34%	Not applicable	68.44% - 69.34%	Not applicable
Expected option term	0.50 years	Not applicable	0.49 - 0.50 years	Not applicable
Expected dividend yield	—	Not applicable	—	Not applicable

The Company recorded stock-based compensation expense for employee options, RSUs, ESPP contributions, and consultant options of $3.5 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively, and $5.7 million and $2.1 million for the six months ended June 30, 2021 and 2020, respectively. The total compensation cost related to non-vested awards not yet recognized as of June 30, 2021 was $34.8 million, which is expected to be recognized over a weighted average term of 2.90 years.

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

The following assumptions were used to calculate the fair value of the Company’s warrant liability using the Black-Scholes-Merton valuation model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Assumed risk-free interest rate	0.46%	0.24%	0.46% - 0.64%	0.24% - 0.33%
Assumed volatility	88.28%	69.79%	85.85% - 88.28%	69.79% - 73.73%
Expected term	3.17 years	4.17 years	3.17 - 3.42 years	4.17 - 4.42 years
Expected dividend yield	—	—	—	—
(s)	Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the Company’s fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,320	$—	$—	$1,320

Marketable securities, available for sale:
Corporate debt	—	6,889	—	6,889
Municipal securities	—	5,495	—	5,495
U.S. government debt securities	—	26,260	—	26,260
Total marketable securities, available for sale	—	38,644	—	38,644
Total assets measured at fair value on a recurring basis	$1,320	$38,644	$—	$39,964

Liabilities:
Warrant liability	$—	$—	$577	$577
Total liabilities measured at fair value on a recurring basis	$—	$—	$577	$577

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$448	$—	$—	$448

Marketable securities, available for sale:
Corporate debt	—	8,940	—	8,940
Municipal securities	—	7,324	—	7,324
U.S. government debt securities	—	23,265	—	23,265
Total marketable securities, available for sale	—	39,529	—	39,529
Total assets measured at fair value on a recurring basis	$448	$39,529	$—	$39,977

Liabilities:
Warrant liability	$—	$—	$1,650	$1,650
Total liabilities measured at fair value on a recurring basis	$—	$—	$1,650	$1,650

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

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities (in thousands):

Balance as of December 31, 2020	$1,650
Derecognition of warrant liability from exercise of Private SPAC Warrants	(2,158)
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	(411)
Change in fair value of warrant liability	1,689
Balance as of March 31, 2021	770
Derecognition of warrant liability from exercise of Private SPAC Warrants	—
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	(23)
Change in fair value of warrant liability	(170)
Balance as of June 30, 2021	$577

The Company believes the carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these accounts.

(t)	Accounting Pronouncements Issued But Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes FASB ASC Topic 840, Leases (“Topic 840”), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. For companies that are not emerging growth companies (‘‘EGCs’’), ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. For EGCs, the ASU was to be effective for fiscal years beginning after December 15, 2019. However, in November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates (“ASU 2019-10”), which included a one-year deferral of the effective date of ASU 2016-02 for certain entities. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities (“ASU 2020-05”), which further defers the effective date for certain entities. As a result, the ASU is now effective for EGCs for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Since the Company will cease to be an emerging growth company as of December 31, 2021, the relief granted under ASU 2020-05 will not apply and the Company is required to adopt the standard during the fourth quarter of 2021. The Company is currently assessing the impact of the adoption of this guidance on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the general principles in Topic 740 and simplifies other areas of the existing guidance. For non-EGCs, ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For EGCs, the standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. Since the Company will cease to be an emerging growth company as of December 31, 2021, the Company is required to adopt ASU 2019-12 during the fourth quarter of 2021. The Company is currently evaluating the impact of ASU 2019-12 on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. This standard covers the Company’s financial instruments, such as debt securities that are available for sale. Previously, when credit losses were measured under U.S. GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new guidance requires companies to identify, analyze, document and support new methodologies for quantifying expected credit loss estimates for financial instruments, using information such as historical experience and current economic conditions, plus the use of reasonable supportable forecast information. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financing Instruments—Credit Losses, which included an amendment of the effective date for nonpublic entities. For non-EGCs, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. For EGCs, ASU 2016-13 was to be effective for fiscal years beginning after December 15, 2021. However, in November 2019, the FASB issued ASU 2019-10, which included a one-year deferral of the effective date of ASU 2016-13 for certain entities. As a result, ASU is now effective for EGCs for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, and the standard is adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Since the Company will cease to be an emerging growth company as of December 31, 2021, the relief granted under ASU 2019-10 will not apply and the Company is required to adopt ASU 2016-13 during the fourth quarter of 2021. We are currently evaluating the impact the adoption of this standard will have on the Company’s condensed consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in ASU 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company is currently evaluating the effects, if any, of the adoption of ASU 2021-04 guidance on the Company’s condensed consolidated financial statements.

2.	Balance Sheet Details

Short-Term Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of debt securities classified as available-for-sale securities by major security type and class of security as of June 30, 2021 were as follows (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Market Value
Short-term marketable securities, available-for-sale:
Corporate debt	$6,895	$—	$(6)	$6,889
Municipal securities	5,494	2	(1)	5,495
U.S. government debt securities	26,253	7	—	26,260
Total short-term marketable securities, available-for-sale	$38,642	$9	$(7)	$38,644

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

As of June 30, 2021, the estimated market value of debt securities with contractual maturities of less than twelve months was $36.9 million; the remaining debt securities that we held at that date had an estimated market value of $1.8 million and contractual maturities of up to 14 months. As of December 31, 2020, the estimated market value of debt securities with contractual maturities of less than twelve months was $37.3 million; the remaining debt securities that we held at that date had an estimated market value of $2.3 million and contractual maturities of up to 14 months.

Prepaid Expenses and PP&E

Condensed consolidated balance sheet details are as follows (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses and other current assets:
Prepaid insurance	$376	$1,172
Prepaid trade shows	43	—
Prepaid software fees	760	214
Deferred issuance costs	—	56
Other current assets	134	79
Total prepaid expenses and other current assets	$1,313	$1,521
Property and equipment, gross:
Laboratory equipment	$3,404	$2,544
Computer equipment	97	38
Furniture and fixtures	92	109
Leasehold improvements	727	727
Total property and equipment, gross	4,320	3,418
Less accumulated depreciation	(1,035)	(687)
Total property and equipment, net	$3,285	$2,731

Accrued Compensation and Accrued Liabilities

Condensed consolidated balance sheet details are as follows (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation:
Accrued paid time off	$905	$606
Accrued bonus and deferred compensation	2,262	1,469
Total accrued compensation	$3,167	$2,075
Accrued liabilities:
Accrued consulting services	$254	$285
Deferred rent	254	300
Other accrued expenses	379	178
Total accrued liabilities	$887	$763

3.	Convertible Preferred Stock and Stockholders’ Equity
(a)	Classes of Stock

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

On November 10, 2020, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $50.0 million. During 2020, the Company issued an aggregate of 951,792 shares of common stock pursuant to the Sales Agreement at a weighted average purchase price of $20.97 resulting in aggregate gross proceeds of approximately $20.0 million, reduced by $0.9 million in issuance costs, resulting in net proceeds to the Company of approximately $19.1 million. For the three and six months ended June 30, 2021, the Company issued an aggregate of 530,551 shares of common stock pursuant to the Sales Agreement at a weighted average purchase price of $46.33 resulting in aggregate gross proceeds of approximately $24.6 million, reduced by $0.7 million in issuance costs, resulting in net proceeds to the Company of approximately $23.8 million.

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

Between January 1, 2021 and June 30, 2021, a total of 12,060,871 SPAC Warrants were exercised, resulting in the Company’s issuance of 3,015,211 shares of common stock and the receipt of $69.4 million in gross proceeds. Outstanding SPAC Warrants totaled 2,875,379 and 14,936,250 as of June 30, 2021 and December 31, 2020, respectively. Private SPAC Warrants that were still owned by the original holder totaled 80,350 and 323,500 as of June 30, 2021 and December 31, 2020, respectively.

Series C Warrants

In connection with DermTech Operations’ Series C Preferred Stock financing that took place between 2016 and 2018, each investor that purchased at least $1 million of Series C Convertible Preferred Stock in a single closing received a three-year warrant to purchase shares of common stock at an exercise price of $9.54 per share in the amount equal to 20% of shares of Series C Preferred Stock purchased. Outstanding Series C warrants totaled zero and 97,563 as of June 30, 2021 and December 31, 2020, respectively.

Placement Agent Warrants

In connection with several of DermTech Operations’ financings that took place between 2015 and 2018, DermTech Operations engaged a registered placement agent to assist in marketing and selling of common and preferred units. From 2015 to 2016, DermTech Operations issued 168,522 seven-year warrants to purchase one share of common stock each at an exercise price of $8.68 per share. From 2016 to 2018, DermTech Operations issued 72,658 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share. In 2020, the Company issued 15,724 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share in connection with the Company’s 2018 bridge note financing. Outstanding placement agent warrants totaled 10,039 and 31,365 as of June 30, 2021 and December 31, 2020, respectively.

(i)	Stock-Based Compensation

2010 Stock Plan

In connection with the Business Combination, the Company assumed the DermTech Operations’ Amended and Restated 2010 Stock Plan (the “2010 Plan”), which provided for the granting of incentive and non-statutory stock options and restricted stock purchase rights and bonus awards. Under the 2010 Plan, incentive and non-statutory stock options were granted at not less than 100% of the fair market value of the Company’s common stock on the date of grant. For incentive stock options granted to a ten percent shareholder under the 2010 Plan, the exercise price was not less than 110% of the fair market value of a share of stock on the effective date of grant. DermTech Operations initially reserved 1.0 million shares of common stock for issuance to its employees, non-employee directors and consultants. The 2010 Plan included a provision which annually increased the amount of common stock reserved for issuance under the 2010 Plan. The contractual term of options granted under the 2010 Plan was ten years. Vesting provisions varied based on the specific terms of the individual option awards. At the Company’s annual meeting held on May 26, 2020, the Company’s shareholders voted to approve the DermTech, Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which terminated the 2010 Plan. No additional awards will be granted under the 2010 Plan, however, all outstanding awards under the 2010 Plan remain in effect. No shares remained available for issuance pursuant to future grants under the 2010 Plan as of June 30, 2021 and December 31, 2020, respectively.

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

The 2020 Plan authorizes the Company to issue up to 1,900,000 shares of the Company’s common stock pursuant to awards granted under the 2020 Plan, plus the number of shares underlying any stock option and other stock-based awards previously granted under the 2010 Plan that are forfeited, canceled, or terminated (other than by exercise) on or after May 26, 2020; provided that no more than 1,400,000 shares may be added to the 2020 Plan pursuant to such forfeitures, cancellations and terminations. In addition, the number of shares available for issuance under the 2020 Plan will automatically increase on the first day of each fiscal year beginning in fiscal year 2021 and ending on the second day of fiscal year 2025, by an amount equal to the smaller of (i) 3.5% of the number of shares of common stock outstanding on such date and (ii) an amount determined by the administrator of the 2020 Plan. The 2020 Plan will expire on April 12, 2030 or an earlier date approved by a vote of the Company’s stockholders or board of directors. The contractual term of options granted under the 2020 Plan is not more than ten years. Vesting provisions vary based on the specific terms of the individual option awards. 969,666 shares remained available for future grant under the 2020 Plan as of June 30, 2021.

2020 Employee Stock Purchase Plan

On May 26, 2020, the Company’s stockholders approved the adoption of the Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), which allows for full-time and certain part-time employees of the Company to purchase shares of common stock at a discount to fair market value. Eligible employees enroll in a six-month offering period during the open enrollment period prior to the start of that offering period. A new offering period begins approximately every March 1 and September 1. At the end of each offering period, the accumulated contributions are used to purchase shares of the Company’s common stock. Shares are purchased at a price equal to 85% of the lower of: (i) the fair market value of the Company’s common stock on the first business day of an offering period or (ii) the fair market value of the Company’s common stock on the last business day of an offering period.

The ESPP authorizes the Company to issue up to 400,000 shares of the Company’s common stock. In addition, the number of shares available for issuance under the ESPP will automatically increase on the first day of each of the Company’s fiscal years beginning in 2021 and ending on the first day of 2030, in an amount equal to the lesser of (i) 300,000 shares, (ii) 1% of the shares of Company common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company. On February 28, 2021, the Company issued 39,960 shares of its common stock pursuant to scheduled purchases under the ESPP. As of December 31, 2020, 400,000 shares of common stock were reserved for future issuance under the ESPP. On January 1, 2021, an additional 207,404 shares became available under the ESPP pursuant to an automatic annual increase. 567,444 shares remained available for future grant under the ESPP as of June 30, 2021.

Management Warrants

Warrants to purchase DermTech Operations common stock were issued to executive officers of DermTech Operations in lieu of issuing certain stock options (the “Management Warrants”). The Management Warrants were assumed by the Company in connection with the Business Combination. The Management Warrants have a ten-year life and are exercisable for Company common stock at $1.08 per share. The Management Warrants vested monthly over a four-year period. Outstanding Management Warrants totaled 20,320 and 22,320 as of June 30, 2021 and December 31, 2020, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Warrants to purchase common stock	31	151
SPAC Warrants to purchase common stock*	719	3,734
Stock options issued and outstanding	1,746	1,552
Restricted stock units issued and outstanding	724	560
Authorized for future equity grants	970	935
Authorized for future ESPP purchases	567	400
Total common stock reserved for future issuance	4,757	7,332

* Four SPAC Warrants are needed to purchase one share of common stock. The numbers presented above reflect the amount of shares of common stock underlying SPAC Warrants.

4.	Income Taxes

The Company has reported net losses since inception and therefore, the minimum provision for state income taxes has been recorded. The federal statutory rate was 21% as of June 30, 2021 and December 31, 2020, respectively, and the effective income tax rate for the Company’s provision for income taxes was 0% as of June 30, 2021 and December 31, 2020, respectively.

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

Capital Leases

Certain laboratory equipment has been acquired under a capital lease. The Company determined the interest rate implicit in the lease arrangement for the purpose of calculating the interest and principal components of each lease payment was 5.54%. Total capital lease interest expense was approximately $4,000 and zero for the three months ended June 30, 2021 and 2020, respectively, and $8,000 and zero for the six months ended June 30, 2021 and 2020, respectively, and is included within interest income, net on the condensed consolidated statements of operations. Long-term capital lease obligations are as follows (in thousands):

	June 30, 2021	December 31, 2020
Gross capital lease obligations	$301	$362
Less imputed interest	(19)	(27)
Present value of net minimum lease payments	282	335
Less current portion of capital lease obligations	(112)	(109)
Total long-term capital lease obligations	$170	$226

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

Rent and associated common area maintenance expense totaled $0.5 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively and $1.0 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively.

Future minimum operating lease and capital lease payments for the operating facilities and laboratory equipment as of June 30, 2021 were (in thousands):

	2021	2022	2023	Total
Operating lease obligations	$690	$1,411	$478	$2,579
Capital lease obligations, including interest	63	124	114	301
Total future minimum lease payments	$753	$1,535	$592	$2,880

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

During 2020 and 2021, the Company engaged EVERSANA Life Science Services, LLC (“EVERSANA”) to provide certain marketing services to the Company. Leana Wood, the spouse of Todd Wood, the Company’s Chief Commercial Offer, is an employee of EVERSANA. The Company incurred $0.5 million and $0.3 million in costs for the three months ended June 30, 2021 and 2020, respectively, and $0.9 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

On October 1, 2019, the Company entered into a consulting agreement with Michael Dobak pursuant to which the Company will compensate Michael Dobak, in an amount not to exceed $100,000, for certain public relations and marketing services. On July 28, 2020, the Company and Michael Dobak entered into an amendment to such consulting agreement to modify the terms of Michael Dobak’s compensation. The amended consulting agreement compensated Michael Dobak $15,000 per month for the period May 11, 2020 through September 30, 2020 and also granted him a restricted stock unit award that fully vested in a single installment on August 31, 2020 and represented the contingent right to receive 5,000 shares of common stock on January 2, 2021. On November 11, 2020, the Company and Michael Dobak entered into an amendment to such consulting agreement to extend the term through December 31, 2020 with a continued monthly payment of $15,000. On February 26, 2021, the Company and Michael Dobak agreed to extend his agreement through April 30, 2021 with a revised monthly payment of $20,000. Michael Dobak is the brother of Dr. John Dobak, the Company’s Chief Executive Officer. The Company incurred $20,000 and $47,000 in costs for the three months ended June 30, 2021 and 2020, respectively, and $0.1 million for each of the six months ended June 30, 2021 and 2020.

There were no other related party transactions identified during the six months ended June 30, 2021 and 2020.
8.	Subsequent Events

New Principal Office Lease

On July 1, 2021, the Company entered into an Office Lease (the “Lease”) with Kilroy Realty, L.P. (the “Landlord”), with respect to an aggregate of 95,997 rentable square feet consisting of the entire building located at 12340 El Camino Real, San

Diego, California 92130 (the “Entire Premises”). The Entire Premises covered by the Lease will serve as the Company’s new principal office.

The Lease provides for a tenant improvement allowance of $125.00 per rentable square foot of the Entire Premises for a total of $12.0 million, that the Landlord will use to fund the installation and/or construction of certain improvements to the Entire Premises in four phases, with each phase pertaining to a specified portion of the Entire Premises. The initial term of the Lease is ten years and six months beginning on the earlier to occur of (i) January 1, 2023 and (ii) the date that Landlord tenders possession of the Phase III Premises (as defined in the Lease) to the Company following the substantial completion of the improvements to the Phase III Premises required by the Lease (the “Lease Commencement Date”). The Company has the option to extend the term of the Lease for two additional five-year periods, subject to the terms of the Lease.

As the Landlord tenders possession of each portion of the Entire Premises for which the applicable improvements required by the Lease are substantially complete, the Company will be obligated to make monthly payments of base rent with respect to such portion of the Entire Premises as set forth on Schedule 1 to the Lease. In the event the Company exercises its option to extend the Lease term, the Lease provides for monthly rent payments during the additional five-year periods at the then-current market rent as determined in accordance with the Lease. In addition to rent, the Lease requires the Company to pay additional rent amounts for taxes, insurance, maintenance and other expenses.

Concurrently with the execution of the Lease, the Company delivered to the Landlord a security deposit in the amount of $3.0 million in the form of a letter of credit (the “Letter of Credit”). Such Letter of Credit shall be reduced to $2.0 million on the third anniversary of the Lease Commencement Date and reduced to $1.0 million on the fifth anniversary of the Lease Commencement Date.

Pursuant to the Lease, the Company also has a right of first refusal to lease additional space in another building owned by the Landlord and located at 12390 El Camino Real, San Diego, California on certain terms and conditions set forth in the Lease.

The Company considered subsequent events through August 4, 2021, the date the condensed consolidated financial statements were available to be issued.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are intended to be covered by the “safe harbor” created by those sections. All statements, other than statements of historical facts, contained in this report, including statements regarding DermTech’s or its management’s intentions, beliefs, expectations and strategies for the future, are forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this report, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward-looking statements. The risks and uncertainties that could cause actual results to differ materially are more fully described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

Events, Trends and Uncertainties

The Pigmented Lesion Assay, which we refer to as PLA, became eligible for Medicare reimbursement on February 10, 2020. In late October 2019, the American Medical Association, or AMA, provided us with a Proprietary Laboratory Analyses Code, or PLA Code. Pricing of $760 for the PLA Code was published on December 24, 2019 as part of the Centers for Medicare and Medicaid Services Laboratory Fee Schedule, or CLFS, for 2020. The Medicare Final Coverage Decision, or Final LCD, expanded the coverage proposal in the Draft LCD from one to two tests per date of service and it allows clinicians to order our PLA if they have sufficient skill and experience to decide whether a pigmented lesion should be biopsied. Our local Medicare Administrative Contractor, Noridian Healthcare Solutions, LLC, or Noridian, has issued its own Local Coverage Decision, or LCD, announcing coverage of our PLA. Even though the effective date of Noridian’s LCD was June 7, 2020, Noridian began reimbursing us for our PLA as of February 10, 2020. With Medicare coverage granted, we have the opportunity to approach commercial payors and as a result, we believe that the PLA may generate significant revenues in 2021 and 2022.

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

Revenue Effects Related to COVID-19 Pandemic

Assay Revenue

Beginning in March 2020 and continuing through the second quarter of 2021, the ongoing COVID-19 pandemic has reduced patient access to clinician offices for in-person testing and reduced access by our sales force for in-office sales calls, which has resulted in a reduced volume of billable samples received relative to our pre-pandemic expectations. April 2020 billable sample volume was down by approximately 80%, commensurate with the closure of dermatology offices, compared to the average monthly billable sample volume for the two months preceding the beginning of the COVID-19 stay-at-home orders. Despite the downturn in billable samples in April 2020, we saw a stabilization of billable sample volume throughout the rest of the second quarter of 2020 and through the second quarter of 2021 as various states and dermatology offices opened throughout the country. Billable sample volume first exceeded pre‑pandemic levels in July 2020 even without all dermatology practices returning to full operations. Billable sample volume for the three months ended June 30, 2021 was 25% higher than billable sample volume for the three months ended March 31, 2021. Billable sample volume for the three months ended June 30, 2021 was 267% higher than billable sample volume for the three months ended June 30, 2020 and 135% higher for the six months ended June 30, 2021 compared to the same period in 2020. Billable sample volumes could continue to be impacted by the ongoing COVID-19 pandemic and further impacted by a resurgence of the virus in the future.

We have made available beginning in late April 2020 a telemedicine option for the PLA, but the telemedicine market is relatively new and unproven, especially within dermatology, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. While the COVID-19 pandemic is ongoing and clinician offices could close again due to the rolling back of reopening plans in various states, or patients could worry about going into the dermatology clinic, we expect that our revenues will depend to an extent on the willingness of clinicians and their patients to use our telemedicine option for the DermTech Melanoma Test (as defined below), as well as on our ability to demonstrate the value of our telemedicine option to health plans and other purchasers of healthcare for beneficiaries. We also expect that the duration and extent of the effects of the ongoing COVID-19 pandemic will continue to adversely affect our revenues by reducing access to clinician offices by patients for in-person testing and by our sales force for in-office sales calls.

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

DermTech PLAplus Launch

During the second quarter of 2021, the Company announced the launch of PLAplus, its next generation test for the enhanced early detection of melanoma. PLAplus delivers objective and actionable information to guide clinical management decisions for skin lesions suspicious of melanoma. The new PLAplus test adds Telomerase Reverse Transcriptase, TERT, promoter DNA driver mutation analyses as a reflex test to the current RNA gene expression PLA test. TERT is individually associated with histopathologic features of aggressiveness and poor survival in melanoma. The combined tests elevate the sensitivity from 91% to 97% and maintain a negative predictive value of >99%, resulting in a less than 1% probability of missing melanoma. We refer to the PLA and the PLAplus collectively as the DermTech Melanoma Test. By combining RNA gene expression and DNA mutation analyses, the DermTech Melanoma Test provides a highly accurate non-invasive genomic test for enhanced early melanoma detection.

Financial Overview

Revenue

We generate revenue through laboratory services that are billed to Medicare, private medical insurance companies and to pharmaceutical companies who order our laboratory services, which can include sample collection kits, assay development, genomic analysis, data analysis and reporting. Our revenue is generated from two revenue streams: contract revenue and assay revenue. Assay revenue can be highly variable as it is based on payments received by private insurance payors that are and are not under contract and can vary based on patient insurance coverage, deductibles and co-pays. Contract revenue is ordered by customers on projects that may span over several years, which makes this type of revenue highly variable. Segments of these contracts may be increased, delayed or eliminated based on the success of each customers’ clinical trials or other factors.

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

2020 At-The-Market Offering

On November 10, 2020, the Company entered into a sales agreement with Cowen and Company, LLC relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $50.0 million. During 2020, the Company issued an aggregate of 951,792 shares of common stock pursuant to the sales agreement at a weighted average purchase price of $20.97, resulting in aggregate gross proceeds of approximately $20.0 million. For the six months ended June 30, 2021, the Company issued an aggregate of 530,551 shares of common stock pursuant to the sales agreement at a weighted average purchase price of $46.33 resulting in aggregate gross proceeds of approximately $24.6 million, reduced by $0.7 million in issuance costs, resulting in net proceeds to the Company of approximately $23.8 million.

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

Results of Operations

Three Months Ended June 30, 2021 and June 30, 2020

Assay Revenue

Assay revenues grew $2.3 million, or 349%, to $2.9 million for the three months ended June 30, 2021 compared to $0.6 million for the three months ended June 30, 2020. Billable samples increased to approximately 11,750 for the three months ended June 30, 2021 compared to approximately 3,200 for the three months ended June 30, 2020. Sample volume is dependent on two major factors: the number of clinicians who order an assay in any given quarter and the number of assays ordered by each clinician during the period. The number of ordering clinicians and the utilization per clinician can vary based on a number of factors including the types of patients presenting skin cancer conditions, clinician reimbursement, office workflow, market awareness, clinician education and other factors. The ongoing COVID-19 pandemic has negatively affected and will continue to negatively affect our assay revenue by, among other things, limiting patient access to clinician offices for in-person testing and limiting access by our sales force for in-office sales calls. Additionally, assay revenue increased due to the effectiveness of our new contracts with Blue Shield of California, Blue Cross Blue Shield of Texas and Blue Cross Blue Shield of Illinois.

Contract Revenue

Contract revenues with major pharmaceutical companies increased $14,000, or 7%, to $0.2 million for the three months ended June 30, 2021, compared to $0.2 million for the three months ended June 30, 2020. Contract revenue can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors. The ongoing COVID-19 pandemic has negatively affected and will continue to negatively affect our pharmaceutical customers’ clinical trials. The extent of such effect on our future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic on our pharmaceutical customers’ clinical trials. Many of our contracts with third parties are structured to contain milestone billing payments, which typically are advanced payments on work yet to be performed. These advanced payments are structured to help fund operations and are included in deferred revenue as the work has not yet been performed. As of June 30, 2021, the deferred revenue amount for these contracts, which is the advanced payments minus the value of work performed, was $1.4 million. Approximately $1.4 million was classified as short-term deferred revenue as that portion of deferred revenue is expected to be recognized within 12 months after June 30, 2021. These advanced payments will remain in deferred revenue until we process the laboratory portion of the contracts allowing us to recognize the revenue.

Cost of Revenue

Cost of revenues increased $1.2 million, or 82%, to $2.6 million for the three months ended June 30, 2021 compared to $1.4 million for the three months ended June 30, 2020. The increase was largely attributable to a higher billable sample volume in 2021, and higher consulting, software and equipment costs. As of June 30, 2021, a large portion of the costs of revenue are fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. The variable cost of revenue expenses incurred primarily relate to compensation-related costs for our laboratory scientists and technicians, laboratory supplies, shipping costs, equipment maintenance, and utilities. We remain committed to continuing the automation of our laboratory processes in order to become more cost efficient and productive.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $4.5 million, or 130%, to $7.9 million for the three months ended June 30, 2021 compared to $3.4 million for the three months ended June 30, 2020. The increase was primarily attributable to higher compensation-related costs from the expansion of the commercial team, increased spending on advertising activities to increase market exposure, and additional consulting and travel expenses. We expect to add to our specialty sales force, marketing and payor access teams throughout 2021 and 2022, and increase spending on direct-to-consumer marketing campaigns, which collectively would significantly increase our sales and marketing expenses.

Research and Development

R&D expenses increased $2.7 million, or 316%, to $3.6 million for the three months ended June 30, 2021 compared to $0.9 million for the three months ended June 30, 2020. The increase was due to higher compensation costs of expanding the R&D team, including the addition of a new Chief Scientific Officer and Chief Medical Officer, increased clinical trial costs, increased spending on laboratory supplies to support new product development, and additional consulting expenses. We expect these expenses to increase as we continue to grow the R&D team and focus on the development of our Luminate test, our basal and squamous cell skin cancer assays and other products in our pipeline.

General and Administrative

General and administrative expenses increased $1.8 million, or 39%, to $6.3 million for the three months ended June 30, 2021 compared to $4.5 million for the three months ended June 30, 2020. The increase was primarily due to higher payroll-related costs and stock-based compensation as we continue to add additional infrastructure such as human resources, billing, information technology and legal resources, and higher consulting expenses, audit fees, and insurance, offset by lower loss contingency and legal fees.

Interest Income, net

Interest income, net for the three months ended June 30, 2021 was $35,000 compared to interest income, net of $10,000 for the three months ended June 30, 2020. Interest income, net for the three months ended June 30, 2021 consists primarily of interest earned on our short-term marketable securities.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended June 30, 2021 was a gain of $0.2 million compared to a loss of $0.2 million for the three months ended June 30, 2020. The change in fair value of warrant liability is calculated by adjusting the value of the outstanding Private SPAC Warrants held by original holders to the current market value at each reporting period.

Six Months Ended June 30, 2021 and June 30, 2020

Assay Revenue

Assay revenues grew $3.7 million, or 253%, to $5.1 million for the six months ended June 30, 2021 compared to $1.4 million for the six months ended June 30, 2020. Billable samples increased to approximately 21,150 for the six months ended June 30, 2021 compared to approximately 9,000 for the six months ended June 30, 2020. The increase in assay revenue was primarily due to higher billable sample volume and improved average selling price, or ASP, resulting from better cash collections due to the effectiveness of our new contracts with Blue Shield of California, Blue Cross Blue Shield of Texas and Blue Cross Blue Shield of Illinois. The ongoing COVID-19 pandemic has negatively affected and will continue to negatively affect our assay revenue by, among other things, limiting patient access to clinician offices for in-person testing and limiting access by our sales force for in-office sales calls.

Contract Revenue

Contract revenues decreased $0.4 million, or 43%, to $0.5 million for the six months ended June 30, 2021, compared to $1.0 million for the six months ended June 30, 2020. Contract revenue can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors. The ongoing COVID-19 pandemic has negatively affected and will continue to negatively affect our pharmaceutical customers’ clinical trials. The extent of such effect on our future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic on our pharmaceutical customers’ clinical trials.

Cost of Revenue

Cost of revenues increased $2.0 million, or 75%, to $4.6 million for the six months ended June 30, 2021 compared to $2.6 million for the six months ended June 30, 2020. The increase was largely attributable to a higher billable sample volume in 2021, and higher consulting, software and equipment costs. As of June 30, 2021, a large portion of the costs of revenue are fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. The variable cost of revenue expenses incurred primarily relate to compensation-related costs for our laboratory scientists and technicians, laboratory supplies, shipping costs, equipment maintenance, and utilities. We remain committed to continuing the automation of our laboratory processes in order to become more cost efficient and productive.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $8.0 million, or 126%, to $14.4 million for the six months ended June 30, 2021 compared to $6.4 million for the six months ended June 30, 2020. The increase was primarily attributable to higher compensation-related costs from the expansion of the commercial team, increased spending on advertising activities to increase market exposure, and additional consulting and travel expenses. We expect to add to our specialty sales force, marketing and payor access teams throughout 2021 and 2022, and increase spending on direct-to-consumer marketing campaigns, which collectively would significantly increase our sales and marketing expenses.

Research and Development

R&D expenses increased $4.1 million, or 232%, to $5.8 million for the six months ended June 30, 2021 compared to $1.8 million for the six months ended June 30, 2020. The increase was due to higher compensation costs of expanding the R&D team, including the addition of a new Chief Scientific Officer and Chief Medical Officer, increased clinical trial costs, increased consulting expenses, and increased spending on laboratory supplies to support new product development. We expect these expenses to increase as we continue to grow the R&D team and focus on the development of our Luminate test, our basal and squamous cell skin cancer assays and other products in our pipeline.

General and Administrative

General and administrative expenses increased $3.5 million, or 43%, to $11.5 million for the six months ended June 30, 2021 compared to $8.0 million for the six months ended June 30, 2020. The increase was primarily due to higher payroll-related costs and stock-based compensation as we continue to add additional infrastructure such as human resources, billing, information technology and legal resources, higher insurance, taxes, public company costs, consulting expenses, and facility costs, offset by lower loss contingency and legal fees.

Interest Income, net

Interest income, net for the six months ended June 30, 2021 was $0.1 million compared to interest income, net of $10,000 for the six months ended June 30, 2020. Interest income, net for the six months ended June 30, 2021 consists primarily of interest earned on our short-term marketable securities.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the six months ended June 30, 2021 was a loss of $1.5 million compared to a loss of $0.1 million for the six months ended June 30, 2020. The change in fair value of warrant liability is calculated by adjusting the value of the outstanding Private SPAC Warrants held by original holders to the current market value at each reporting period.

Liquidity and Capital Resources

We have never been profitable and have historically incurred substantial net losses, including net losses of $36.5 million for the twelve months ended December 31, 2020 and $32.2 million for the six months ended June 30, 2021. As of June 30, 2021, our accumulated deficit was $160.2 million. For the six months ended June 30, 2021, we had negative operating cash flow of $23.5 million. We completed the 2020 PIPE Financing in March 2020, which raised a total of $65.0 million in gross proceeds. At the end of 2020 and through June 30, 2021, we raised approximately $44.5 million in gross proceeds facilitated through our At-The-Market Offering. In addition, we completed the 2021 Underwritten Public Offering in January 2021, which raised a total of $143.7 million in gross proceeds. We have historically financed operations through private and public placement equity offerings.

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

As of June 30, 2021, our cash and cash equivalents totaled approximately $229.6 million and short-term marketable securities totaled approximately $38.6 million. Based on our current business operations, we believe our current cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next twelve months. While we believe we have enough capital to fund anticipated operating costs for at least the next 12 months, we expect to incur significant additional operating losses over at least the next several years. We anticipate that we will raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements in order to support our planned operations and to continue developing and commercializing genomic tests. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments or to take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including:

•	our revenue growth rate and ability to generate cash flows from operating activities;
•

the willingness of clinicians and their patients to use our telemedicine option for the DermTech Melanoma Test and the duration and extent of the effects of the ongoing COVID-19 pandemic in reducing patient access to clinician offices for in-person testing and access by our sales force for in-office sales calls;

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

Cash Flow Analysis

Six Months Ended June 30, 2021

Net cash used in operating activities for the six months ended June 30, 2021 totaled $23.5 million, primarily driven by the $32.2 million net loss offset partially by non-cash related items, including $5.7 million in stock-based compensation and $1.5 million from the change in fair value of warrant liability. In addition, we had a cash inflow of $1.6 million from the increase in accounts payable and accrued compensation, which was offset by a cash outflow of $0.7 million through the increase of accounts receivables.

Net cash used in investing activities for the six months ended June 30, 2021 totaled $0.4 million, which related to the outflow from the purchase of $4.9 million of marketable securities and $0.9 million from the purchase of equipment offset by the inflow from the maturity of marketable securities of $5.5 million. Additional laboratory equipment investment will be needed to install complex automation systems and other genomic testing equipment needed to expand testing capacity.

Net cash provided by financing activities for the six months ended June 30, 2021 totaled $229.3 million, which was driven by $134.6 million in net proceeds raised from the 2021 Underwritten Public Offering, $23.8 million in net proceeds from the sale of securities under our At-The-Market Offering and $69.9 million in proceeds from the exercise of warrants, predominately from the exercise of 12.1 million of our outstanding SPAC Warrants.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Significant Judgments and Estimates

Critical accounting policies, significant judgments, and estimates are those that we believe are most important for the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and disclosed in Note 1(k) and Note 1(q) of the condensed consolidated financial statements herein.

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or non-public entities, the Company has adopted the new or revised standard at the time non-public entities adopt the new or revised standard. Because the market value of the Company’s common stock held by non-affiliates exceeded $700.0 million as of June 30, 2021, the Company will have been public for more than one year and it has filed at least one annual report, the Company will cease to be an emerging growth company as of December 31, 2021. As a result, beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2021, the Company will be subject to certain requirements that apply to other public companies but did not previously apply to the Company due to its status as an emerging growth company, including the provisions of Section 404(b) of the Sarbanes-Oxley Act, which require that the Company’s independent registered public accounting firm provides an attestation report on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting and the immaterial revision discussed in Note 1—The Company and a Summary of its Significant Accounting Policies—Revision to Prior Period Financial Statements within Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q.

Material Weakness in Internal Over Financial Reporting

A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Due to the events that led to the revision of our financial statements, the Company identified a material weakness in its controls over the financial reporting for the Private SPAC Warrants. Management identified the need to reassess the accounting for the Private SPAC Warrants when the SEC Staff issued the SEC Statement that addresses certain accounting and reporting considerations related to similar warrants. This control deficiency resulted in an immaterial error in the Company’s accounting for the Private SPAC Warrants as more fully described in Note 1—The Company and a Summary of its Significant Accounting Policies—Revision to Prior Period Financial Statements within Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q.

Plan of Remediation of Material Weakness

To remediate the material weakness in the Company’s internal control over financial reporting, we are improving our processes to identify and evaluate the appropriate accounting technical pronouncements and other literature for significant or unusual transactions so that they are effectively evaluated in the context of the increasingly complex accounting standards. After giving full consideration to the material weakness referenced above, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP, our management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP. Other than the changes made to remediate the material weakness described above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This control deficiency resulted in an immaterial error in the Company’s accounting for the Private SPAC Warrants as more fully described in Note 1—The Company and a Summary of its Significant Accounting Policies—Revision to Prior Period Financial Statements within Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 8, 2021, we issued 114 shares of common stock pursuant to the exercise of placement agent warrants. These warrants had exercise prices of $8.68 or $9.54 per share and were exercised for an aggregate exercise price of $997.

The issuances of the shares were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. The recipients of the shares represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the securities.

Item 6. Exhibits.

The following documents are filed as part of this Form 10-Q.

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended		10-Q	001-38118	11/10/20
10.1*	Resignation Letter, dated June 30, 2021, by and between the Company and Scott Pancoast		8-K	001-38118	7/2/21
10.2*	DermTech, Inc. Change in Control and Severance Plan		8-K	001-38118	4/1/21
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL.	X

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DermTech, Inc.

Date: August 4, 2021	By:	/s/ John Dobak
John Dobak, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Kevin Sun
Kevin Sun
Chief Financial Officer (Principal Financial and Accounting Officer)