Form 10-Q
period 2021-09-30
DermTech, Inc.
filed 2021-11-09
CIK 1651944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, the registrant had 29,717,198 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DERMTECH, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$204,061	$24,248
Short-term marketable securities	45,384	39,529
Accounts receivable	2,819	1,480
Inventory	424	104
Prepaid expenses and other current assets	1,569	1,521
Total current assets	254,257	66,882
Property and equipment, net	4,295	2,731
Operating lease right-of-use assets	8,162	—
Restricted cash	3,024	—
Other assets	167	167
Total assets	$269,905	$69,780
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,504	$1,573
Accrued compensation	3,464	2,075
Accrued liabilities	1,950	763
Short-term deferred revenue	1,357	905
Current portion of operating lease liabilities	1,379	—
Current portion of finance lease obligations	145	109
Total current liabilities	10,799	5,425
Operating lease liabilities, long-term	6,561	—
Warrant liability	408	1,650
Long-term deferred revenue	—	639
Long-term finance lease obligations, less current portion	216	226
Total liabilities	17,984	7,940
Stockholders’ equity:
Common stock, $0.0001 par value per share; 50,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 29,717,198 and 20,740,413 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3	2
Additional paid-in capital	432,237	189,868
Accumulated other comprehensive loss	(8)	(1)
Accumulated deficit	(180,311)	(128,029)
Total stockholders’ equity	251,921	61,840
Total liabilities and stockholders’ equity	$269,905	$69,780

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Assay revenue	$2,954	$1,233	$8,054	$2,678
Contract revenue	76	129	619	1,086
Total revenues	3,030	1,362	8,673	3,764
Cost of revenues:
Cost of assay revenue	2,875	1,587	7,450	4,165
Cost of contract revenue	23	21	74	91
Total cost of revenues	2,898	1,608	7,524	4,256
Gross profit/(loss)	132	(246)	1,149	(492)
Operating expenses:
Sales and marketing	9,826	4,594	24,245	10,973
Research and development	4,426	1,618	10,271	3,380
General and administrative	6,199	2,939	17,672	10,980
Total operating expenses	20,451	9,151	52,188	25,333
Loss from operations	(20,319)	(9,397)	(51,039)	(25,825)
Other income/(expense):
Interest income, net	38	9	107	19
Change in fair value of warrant liability	169	107	(1,350)	31
Total other income/(expense)	207	116	(1,243)	50
Net loss	$(20,112)	$(9,281)	$(52,282)	$(25,775)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	29,639,802	18,928,418	28,599,375	16,069,989
Net loss per share of common stock outstanding, basic and diluted	$(0.68)	$(0.49)	$(1.83)	$(1.61)

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(20,112)	$(9,281)	$(52,282)	$(25,775)
Unrealized loss on available-for-sale marketable securities	(10)	—	(7)	—
Comprehensive loss	$(20,122)	$(9,281)	$(52,289)	$(25,775)

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Series A convertible preferred stock		Series B-1 convertible preferred stock		Series B-2 convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance, December 31, 2019	1,231	$—	—	$—	—	$—	12,344,818	$1	$103,412	$(91,552)	$11,861
Issuance of common stock at $10.50 per share, net of $2.0 million in issuance costs	—	—	—	—	—	—	2,467,724	—	23,891	—	23,891
Issuance of Series B-1 convertible preferred stock at $10,500 per share, net of $2.6 million in issuance costs	—	—	3,199	—	—	—	—	—	30,971	—	30,971
Issuance of Series B-2 convertible preferred stock at $10,500 per share, net of $0.4 million in issuance costs	—	—	—	—	524	—	—	—	5,071	—	5,071
Issuance of common stock from option exercises	—	—		—		—	85,061	—	253	—	253
Issuance of common stock from warrant exercises	—	—	—	—	—	—	2,098	—	11	—	11
Issuance costs in connection with Form S-1 registration statement	—	—	—	—	—	—	—	—	(77)	—	(77)
Stock-based compensation	—	—	—	—	—	—	—	—	1,022	—	1,022
Net loss	—	—	—	—	—	—	—	—	—	(6,897)	(6,897)
Balance, March 31, 2020	1,231	$—	3,199	$—	524	$—	14,899,701	$1	$164,554	$(98,449)	$66,106
Conversion of Series B-1 convertible preferred stock to common stock	—	—	(3,199)	—	—	—	3,198,949	1	—	—	1
Issuance of common stock from option exercises and RSU releases	—	—		—		—	81,277	—	123	—	123
Issuance of common stock from warrant exercises	—	—	—	—	—	—	49,437	—	471	—	471
Issuance costs in connection with Form S-1 registration statement	—	—	—	—	—	—	—	—	(5)	—	(5)
Stock-based compensation	—	—	—	—	—	—	—	—	1,125	—	1,125
Net loss	—	—	—	—	—	—	—	—	—	(9,597)	(9,597)
Balance, June 30, 2020	1,231	$—	—	$—	524	$—	18,229,364	$2	$166,268	$(108,046)	$58,224
Issuance of common stock from option exercises and RSU releases	—	—	—	—	—	—	102,641	—	24	—	24
Issuance of common stock from warrant exercises	—	—	—	—	—	—	32,004	—	300	—	300
Conversion of Series A and B-2 convertible preferred stock to common stock	(1,231)	—	—	—	(524)	—	1,139,199	—	—	—	—
Issuance of common stock from Life Sci settlement	—	—	—	—	—	—	87,790	—	1,011	—	1,011
Stock-based compensation	—	—	—	—	—	—	—	—	1,373	—	1,373
Net loss	—	—	—	—	—	—	—	—	—	(9,281)	(9,281)
Balance, September 30, 2020	—	$—	—	$—	—	$—	19,590,998	$2	$168,976	$(117,327)	$51,651

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income/(loss)	deficit	equity
Balance, December 31, 2020	20,740,413	$2	$189,868	$(1)	$(128,029)	$61,840
Issuance of common stock at a price of $29.50, net of $9.1 million in issuance costs	4,872,881	1	134,581	—	—	134,582
Issuance of common stock from option exercises and RSU releases	176,673	—	408	—	—	408
Issuance of common stock from warrant exercises	3,089,325	—	72,081	—	—	72,081
Issuance of common stock from Employee Stock Purchase Plan	39,960	—	392	—	—	392
Unrealized gain on available-for-sale marketable securities	—	—	—	9	—	9
Stock-based compensation	—	—	2,172	—	—	2,172
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	—	—	411	—	—	411
Net loss	—	—	—	—	(15,068)	(15,068)
Balance, March 31, 2021	28,919,252	$3	$399,913	$8	$(143,097)	$256,827
Issuance of common stock from option exercises and RSU releases	157,277	—	188	—	—	188
Issuance of common stock at a weighted average price of $46.33 through at-the-market offering, net of $0.7 million in issuance costs	530,551	—	23,836	—	—	23,836
Issuance of common stock from warrant exercises	314	—	5	—	—	5
Unrealized loss on available-for-sale marketable securities	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	3,538	—	—	3,538
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	—	—	23	—	—	23
Net loss	—	—	—	—	(17,102)	(17,102)
Balance, June 30, 2021	29,607,394	$3	$427,503	$2	$(160,199)	$267,309
Issuance of common stock from option exercises and RSU releases	76,768	—	81	—	—	81
Issuance of common stock from warrant exercises	14,881	—	343	—	—	343
Issuance of common stock from Employee Stock Purchase Plan	18,155	—	574	—	—	574
Unrealized loss on available-for-sale marketable securities	—	—	—	(10)	—	(10)
Stock-based compensation	—	—	3,736	—	—	3,736
Net loss	—	—	—	—	(20,112)	(20,112)
Balance, September 30, 2021	29,717,198	$3	$432,237	$(8)	$(180,311)	$251,921

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(52,282)	$(25,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	654	306
Change in fair value of warrant liability	1,350	(31)
Amortization of operating lease right-of-use assets	909	—
Stock-based compensation	9,446	3,520
Amortization of premiums, net of accretion of discounts on marketable securities	463	—
Loss on disposal of equipment	13	—
Changes in operating assets and liabilities:
Accounts receivable	(1,339)	(327)
Inventory	(320)	(80)
Prepaid expenses and other current assets	(104)	(903)
Operating lease liabilities, net	(1,130)	—
Accounts payable and accrued compensation	1,858	(218)
Accrued liabilities and deferred revenue	1,056	1,571
Net cash used in operating activities	(39,426)	(21,937)
Cash flows from investing activities:
Purchases of marketable securities	(25,150)	(36,906)
Sales of marketable securities	350	—
Maturities of marketable securities	18,475	—
Purchases of property and equipment	(1,664)	(1,577)
Net cash used in investing activities	(7,989)	(38,483)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with private placement offering, net	—	23,889
Proceeds from issuance of common stock in connection with public follow-on offering, net	134,582	—
Proceeds from issuance of Series B-1 Convertible Preferred Stock, net	—	30,968
Proceeds from issuance of Series B-2 Convertible Preferred Stock, net	—	5,071
Payments of issuance costs in connection with Form S-1 registration statement	—	(77)
Proceeds from issuance of common stock in connection with at-the-market offering, net	23,836	—
Proceeds from exercise of common stock warrants	70,271	782
Proceeds from exercise of stock options	677	401
Payments of deferred underwriting fees	—	(1,363)
Proceeds from contributions to the employee stock purchase plan	966	—
Principal repayments of capital lease obligations	(80)	—
Net cash provided by financing activities	230,252	59,671
Net increase/(decrease) in cash, cash equivalents and restricted cash	182,837	(749)
Cash, cash equivalents and restricted cash, beginning of period	24,248	15,374
Cash, cash equivalents and restricted cash, end of period	$207,085	$14,625
Supplemental cash flow information:
Cash paid for interest on capital lease obligations	$13	$—
Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock in litigation settlement	$—	$1,011
Purchases of property and equipment recorded in accounts payable	$462	$76
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	$434	$—
Cashless exercise of common stock warrants	$2,158	$—
Right-of-use assets obtained in exchange for lease obligations	$9,071	$—
Property and equipment acquired under finance leases	$105	$—
Change in unrealized gain on available-for-sale marketable securities	$(7)	$—

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

From the end of the first quarter of 2020 and through the third quarter of 2021, there has been a widespread worldwide impact from the COVID-19 pandemic. The Company is considered an essential business due to the importance of early melanoma detection, which has allowed the Company’s CLIA laboratory to remain fully operational. The Company has implemented additional safety measures in accordance with Centers for Disease Control and Prevention (“CDC”), Occupational Safety and Health Administration (“OSHA”) and other guidance within its CLIA laboratory operations. Additionally, the Company has transitioned administrative functions to predominantly remote work. Beginning in March 2020 and continuing through the third quarter of 2021, the ongoing COVID-19 pandemic has reduced patient access to clinician offices for in-person testing and reduced access by the Company’s sales force for in-office sales calls, which has resulted in a reduced volume of billable samples received during the third quarter of 2021 relative to the Company’s pre-pandemic expectations. The Company expects the ongoing COVID-19 pandemic to continue to adversely impact billable sample volume until patient access to in-person testing fully resumes, in-office access by the Company’s sales force returns to pre-pandemic levels, or telemedicine options are more widely adopted. Additionally, the ongoing COVID-19 pandemic has negatively affected and will continue to negatively affect the Company’s pharmaceutical customers’ clinical trials. The extent of such effect on the Company’s future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic on the Company’s pharmaceutical customers’ clinical trials.
(b)	Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, (“SEC”), Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.
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

	As Previously Reported	Adjustments	As Revised
Condensed Consolidated Balance Sheet as of December 31, 2019
Long term liabilities:
Warrant liability	—	628	628
Total liabilities	5,722	628	6,350
Stockholders’ equity:
Additional paid-in capital	103,599	(187)	103,412
Accumulated deficit	(91,111)	(441)	(91,552)
Total stockholders’ equity	12,489	(628)	11,861

Condensed Consolidated Balance Sheet as of September 30, 2020
Long term liabilities:
Warrant liability	—	597	597
Total liabilities	4,777	597	5,374
Stockholders’ equity:
Additional paid in capital	169,163	(187)	168,976
Accumulated deficit	(116,917)	(410)	(117,327)
Total stockholders’ equity	52,248	(597)	51,651

Condensed Consolidated Balance Sheet as of December 31, 2020
Long term liabilities:
Warrant liability	—	1,650	1,650
Total liabilities	6,290	1,650	7,940
Stockholders’ equity:
Additional paid-in capital	189,849	19	189,868
Accumulated deficit	(126,360)	(1,669)	(128,029)
Total stockholders’ equity	63,490	(1,650)	61,840

The impact on the individual line items of the Company’s condensed consolidated statements of operations for the periods presented from the adjustment was as follows (in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2020
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Condensed Consolidated Statement of Operations
Other income/(expense):
Change in fair value of warrant liability	$—	$(441)	$(441)	$—	$(1,228)	$(1,228)
Total other expense	(2,084)	(441)	(2,525)	40	(1,228)	(1,188)
Net loss	$(19,689)	$(441)	$(20,130)	$(35,249)	$(1,228)	$(36,477)
Net loss per share of common stock outstanding, basic and diluted	$(2.81)	$(0.06)	$(2.87)	$(2.08)	$(0.07)	$(2.15)

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Condensed Consolidated Statement of Operations
Other income/(expense):
Change in fair value of warrant liability	$—	$107	$107	$—	$31	$31
Total other income/(expense)	9	107	116	19	31	50
Net loss	$(9,388)	$107	$(9,281)	$(25,806)	$31	$(25,775)
Net loss per share of common stock outstanding, basic and diluted	$(0.50)	$0.01	$(0.49)	$(1.61)	$—	$(1.61)

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the amounts of revenues and expenses reported during the period. On an ongoing basis, management evaluates these estimates and judgments, including but not limited to those related to assay revenue, stock-based compensation, short-term marketable securities, accounts receivable, accrued bonus, warrant liability, right-of-use (“ROU”) assets and the realization of deferred tax assets. Actual results may differ from those estimates.

(e)	Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash balances at banks and financial institutions. The balances are insured up to the Federal Deposit Insurance Corporation legal limit. The Company maintains cash balances that may, at times, exceed this insured limit.

Restricted cash consists of cash deposited with a financial institution as collateral for the Company’s letters of credit for its facility leases. Restricted cash is classified as noncurrent based on the terms of the underlying lease arrangement.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$24,248	$204,061	$15,374	$14,625
Restricted cash	—	3,024	—	—
Total cash, cash equivalents and restricted cash reported in the condensed consolidated statements of cash flows	$24,248	$207,085	$15,374	$14,625

(f)	Marketable Securities

The Company considers securities with original maturities of greater than 90 days to be marketable securities. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months. Accordingly, such marketable securities are classified as current assets on the accompanying condensed consolidated balance sheets even if they have contractual maturities greater than one year from the date of purchase. The Company’s marketable securities consist of U.S. Treasury and agency securities, commercial paper, and corporate debt securities. Marketable securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive loss. The estimated fair value of the marketable securities is determined based on quoted market prices or rates for similar instruments. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary. Realized gains and losses are calculated using the specific identification method and recorded as interest income or expense. The Company has determined that there were no other-than-temporary declines in fair values of its investments as of September 30, 2021.
(g)	Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Property and equipment consists of mainly assets such as leasehold improvements, office, computer and laboratory equipment, including laboratory equipment acquired under finance lease arrangements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the useful life of the asset. The Company recorded depreciation expense of $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, which includes amortization of laboratory equipment acquired under finance leases (previously referred to as “capital leases”) of $17,000 and zero for the three months ended September 30, 2021 and 2020, respectively. The Company recorded depreciation expense of $0.7 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively, which includes amortization of laboratory equipment acquired under finance leases of $0.1 million and zero for the nine months ended September 30, 2021 and 2020, respectively.

Amortization of assets that are recorded under finance leases in depreciation expense is included in cost of revenues on the condensed consolidated statement of operations. Gross assets recorded under finance leases were $0.4 million and $0.3 million as of September 30, 2021 and December 31, 2020, respectively. Accumulated amortization associated with finance leases was $0.1 million and $10,000 as of September 30, 2021 and December 31, 2020, respectively. Maintenance and repairs are expensed as incurred, and material improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the condensed consolidated statements of operations in the period realized. The Company disposed of $8,000 and $32,000 of equipment for the three months ended September 30, 2021 and 2020, respectively. The Company disposed of $0.1 million and $32,000 of equipment for the nine months ended September 30, 2021 and 2020, respectively. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses for the three or nine months ended September 30, 2021 and 2020.
(h)	Research and Development

Costs incurred in connection with research and development (“R&D”) activities are expensed as incurred. R&D expenses consist of (i) employee-related expenses, including salaries, benefits, travel and stock-based compensation expense; and (ii) facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and laboratory and other supplies.

The Company expenses all costs as incurred in connection with patent applications (including direct application fees and the legal and consulting expenses related to making such applications), and such costs are included in general and administrative expenses.

(i)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. As of September 30, 2021, the Company maintained $100.1 million in a sweep account, which maintains cash balances throughout various interest bearing bank accounts under the $250,000 insurance limit provided by the Federal Deposit Insurance Corporation for one federally insured financial institution. Approximately $85.7 million was held in excess of the Federal Deposit Insurance Corporation insured limit as of September 30, 2021. The Company has not experienced any losses in such accounts.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year and prior year operating losses, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of September 30, 2021.

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

Assay Revenue

The Company generates revenues from its Pigmented Lesion Assay (“PLA”) and PLAplus (collectively referred to as the “DermTech Melanoma Test”) it provides to healthcare clinicians in various states throughout the United States to assist in a clinician’s diagnosis of melanoma. The Company provides prescribing clinicians with its Smart Sticker adhesive sample collection kits to perform non-invasive skin biopsies of clinically ambiguous pigmented skin lesions on patients. The Company also offers clinicians a telemedicine solution where they can request the Smart Sticker collection kit be sent to the patient’s home for a clinician-guided remote collection on ambiguous pigmented skin lesions. Once the sample is collected by the patient via the telemedicine solution or by a healthcare clinician in person, it is returned to the Company’s CLIA laboratory for analysis. The patient’s ribonucleic acid (“RNA”) and deoxyribonucleic acid (“DNA”) are extracted from the Smart Sticker collection kit and analyzed using gene expression and sequencing technology to determine if the pigmented skin lesion contains certain genomic features indicative of melanoma. Upon completion of the gene expression and sequencing analysis, a final report is drafted and provided to the dermatologists detailing the test results for the pigmented skin lesion indicating whether the sample collected is indicative of melanoma or not.

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

(a) Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by revenue source during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Assay Revenue
DermTech Melanoma Test	$2,954	$1,233	$8,054	$2,678
Contract Revenue
Adhesive patch kits	14	67	329	106
RNA extractions	19	—	158	764
Project management fees	43	62	132	216
Total revenues	$3,030	$1,362	$8,673	$3,764

The following table sets forth the percentages of total revenue or accounts receivable for the Company’s third-party payors and pharmaceutical customers that represent 10% or more of the respective amounts for the periods shown:

	Total Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30,
	2021	2020	2021	2020	2021	2020
Assay Revenue
Payor A	36%	42%	35%	31%	25%	28%
Payor B	*	13%	*	12%	16%	27%
Payor C	*	*	*	*	10%	*
Contract Revenue
Customer A	*	*	*	24%	*	15%

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

The Company records a deferred revenue liability if a customer pays consideration before the Company transfers a good or service to the customer. Deferred revenue primarily represents upfront milestone payments, for which consideration is received prior to when goods/services are completed or delivered. Upfront fees that are estimated to be recognized as revenue more than one year from the date of collection are classified as long-term deferred revenue. Short-term deferred revenue as of September 30, 2021 and December 31, 2020 was $1.4 million and $0.9 million, respectively. Long-term deferred revenue as of September 30, 2021 and December 31, 2020 was zero and $0.6 million, respectively.

Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing agreements. For agreements that have an original duration of one year or less, the Company has elected the practical expedient applicable to such agreements and does not disclose the remaining performance obligations at the end of each reporting period. As of September 30, 2021, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed agreements with an original duration of one year or more was approximately $0.3 million. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next two to three years.

(l)	Accounts Receivable

Assay Accounts Receivable

Due to the nature of the Company’s assay revenue, it can take a significant amount of time to collect upon billed DermTech Melanoma Tests. The Company prepares an analysis on reimbursement collections and data obtained for each financial reporting period to determine the amount of receivables to be recorded relating to DermTech Melanoma Tests performed in the applicable period. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Adjustments for implicit price concessions attributable to variable consideration are incorporated into the measurement of the accounts receivable balances. The Company recorded $2.8 million and $1.0 million of gross assay accounts receivable as of September 30, 2021 and December 31, 2020, respectively.

Contract Accounts Receivable

Contract accounts receivable are recorded at the net invoice value and are not interest bearing. The Company reserves specific receivables if collectability is no longer reasonably assured, and as of September 30, 2021, the Company did not maintain any reserves over contract receivables as they relate to large established credit worthy customers. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company recorded $0.1 million and $0.5 million of contract accounts receivable as of September 30, 2021 and December 31, 2020, respectively.

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

Basic and diluted net loss per share of common stock is determined by dividing net loss applicable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Because there is a net loss attributable to holders of common stock during the three and nine months ended September 30, 2021 and 2020, the outstanding common stock warrants, stock options, restricted stock units (“RSUs”) and preferred stock have been excluded from the calculation of diluted loss per share of common stock because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share are the same. Diluted net loss per share of common stock for the three and nine months ended September 30, 2021 excludes the effect of anti-dilutive equity instruments including 734,581 shares of common stock issuable upon the exercise of outstanding common stock warrants and 2,564,059 shares of common stock issuable upon the exercise of stock options and release of RSUs. Diluted net loss per share of common stock for the three and nine months ended September 30, 2020 excludes the effect of anti-dilutive equity instruments including 4,114,148 shares of common stock then issuable upon the exercise of outstanding warrants and 2,006,244 shares of common stock then issuable upon the exercise of stock options and release of RSUs. The Company did not consider a two-class method of loss per share given that the Company’s convertible participating securities do not participate in losses.

(q)	Stock-Based Compensation

Compensation costs associated with stock option awards and other forms of equity compensation are measured at the grant-date fair value of the awards and recognized over the requisite service period of the awards on a ratable basis. The Company grants stock options to purchase common stock to employees with exercise prices equal to the fair market value of the underlying stock. The fair market value of stock options is based on the closing stock price on the grant date.

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

The following table sets forth assumptions used to determine the fair value of each option on the date of grant issued under the 2020 Equity Incentive Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Assumed risk-free interest rate	0.84% - 0.99%	0.36%	0.52% - 1.13%	0.36% - 1.69%
Assumed volatility	77.68%	71.41%	74.88% - 77.69%	64.03% - 71.41%
Expected option term	6.08 years	6.05 - 6.16 years	6.08 years	5.04 - 6.25 years
Expected dividend yield	—	—	—	—

The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the 2020 Employee Stock Purchase Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Assumed risk-free interest rate	0.05%	0.18%	0.05% - 0.18%	0.18%
Assumed volatility	64.55%	68.44%	64.55% - 69.34%	68.44%
Expected option term	0.49 years	0.49 years	0.49 - 0.50 years	0.49 years
Expected dividend yield	—	—	—	—

The Company recorded stock-based compensation expense for employee options, RSUs, ESPP contributions, and consultant options of $3.7 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and $9.4 million and $3.5 million for the nine months ended September 30, 2021 and 2020, respectively. The total compensation cost related to non-vested awards not yet recognized as of September 30, 2021 was $36.8 million, which is expected to be recognized over a weighted average term of 2.90 years.
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

The following assumptions were used to calculate the fair value of the Company’s warrant liability using the Black-Scholes-Merton valuation model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Assumed risk-free interest rate	0.53%	0.22%	0.46% - 0.64%	0.22% - 0.33%
Assumed volatility	89.77%	76.73%	85.85% - 89.77%	69.79% - 76.73%
Expected term	2.92 years	3.92 years	2.92 - 3.42 years	3.92 - 4.42 years
Expected dividend yield	—	—	—	—

(s)	Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the Company’s fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$19,563	$—	$—	$19,563
Restricted cash	3,024	—	—	3,024
Marketable securities, available for sale:
Corporate debt	—	9,341	—	9,341
Municipal securities	—	7,941	—	7,941
U.S. government debt securities	—	28,102	—	28,102
Total marketable securities, available for sale	—	45,384	—	45,384
Total assets measured at fair value on a recurring basis	$22,587	$45,384	$—	$67,971

Liabilities:
Warrant liability	$—	$—	$408	$408
Total liabilities measured at fair value on a recurring basis	$—	$—	$408	$408

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$448	$—	$—	$448

Marketable securities, available for sale:
Corporate debt	—	8,940	—	8,940
Municipal securities	—	7,324	—	7,324
U.S. government debt securities	—	23,265	—	23,265
Total marketable securities, available for sale	—	39,529	—	39,529
Total assets measured at fair value on a recurring basis	$448	$39,529	$—	$39,977

Liabilities:
Warrant liability	$—	$—	$1,650	$1,650
Total liabilities measured at fair value on a recurring basis	$—	$—	$1,650	$1,650

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

The fair value of the Private SPAC Warrants was determined using the Black-Scholes-Merton valuation model and included a unobservable input: expected volatility. Expected volatility is considered by the Company to be a unobservable input and is calculated using a weighted average of historical volatilities of a combination of the Company and peer companies, due to the lack of sufficient historical data of the Company’s own stock price. The model also incorporated several observable assumptions at each valuation date including: the price of the Company’s common stock on the date of valuation, the remaining contractual term of the warrant and the risk-free interest rate over the remaining term.

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities (in thousands):

Balance as of December 31, 2020	$1,650
Derecognition of warrant liability from exercise of Private SPAC Warrants	(2,158)
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	(411)
Change in fair value of warrant liability	1,689
Balance as of March 31, 2021	770
Derecognition of warrant liability from exercise of Private SPAC Warrants	—
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	(23)
Change in fair value of warrant liability	(170)
Balance as of June 30, 2021	577
Change in fair value of warrant liability	(169)
Balance as of September 30, 2021	$408

As of September 30, 2021 and December 31, 2020, the Company maintain letters of credit of $3.0 million and zero, respectively, related to our lease arrangements, which are secured by money market accounts in accordance with certain of our lease agreements. The amounts are recorded at fair value using Level 1 inputs and included as restricted cash in our condensed consolidated balance sheets.

The Company believes the carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these accounts.

(t)	Accounting Pronouncements Recently Adopted

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes FASB ASC Topic 840, Leases (“ASC 840”), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.

Since the Company will cease to be an emerging growth company as of December 31, 2021, the Company adopted ASC 842 during the third quarter of 2021 effective as of January 1, 2021. The Company has applied its transition provisions at the beginning of the period of adoption (i.e., on the effective date), and so did not restate comparative periods. Under this transition provision, the Company has applied the legacy guidance under ASC 840, including its disclosure requirements, in the comparative periods presented.

Adoption of ASU 2016-02 did not result in a cumulative adjustment to the Company’s accumulated deficit as of January 1, 2021 Adoption of ASU 2016-02 resulted in the recording of an operating lease right-of-use (“ROU”) assets and lease liabilities of $2.8 million and $3.1 million, respectively. The difference between the operating lease ROU assets and lease liabilities are due to accrued deferred rent and unamortized lease incentives. Finance lease right-of-use assets and lease liabilities recognized as of January 1, 2021, included preexisting assets and liabilities of $0.3 million, related to finance leases accounted for under ASC 840. Adoption of ASU 2016-02 did not have a material impact on the Company’s results of operations or cash flows.

The Company elected to use the transition package of three practical expedients, which among other things, allowed the Company to carry forward the historical lease classification. The Company has elected, under ASC 842, the further practical expedient not to separate non-lease components from the lease components to which they relate and instead to combine them and account for them as a single lease component. The Company also elected the accounting policy election to keep leases with a term of 12 months or less off the balance sheet and to recognize payments for those leases on a straight-line basis over the lease term. The underlying assets of the Company’s leases as of the adoption date consisted of operating facilities and laboratory equipment.

Judgment was exercised in the application of ASC 842 with respect to the determination of whether a contract contains a lease. While the ability to control and direct the use of an identified asset indicates that the contract, or portion of a contract, is a lease, a counterparty’s substantive substitution rights typically provide evidence that a lessee does not control the asset. Judgment was also exercised with respect to the determination of the discount rate used to determine the present value of lease payments. The Company’s leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a similar economic environment. The Company has no debt and has not had an established incremental borrowing rate. For the purpose of estimating the incremental borrowing rate in the adoption of ASC 842, required management judgment including the development of a synthetic credit rating and cost of debt as we currently do not carry any debt. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the U.S. Treasury rate and an indicative Moody’s rating for operating leases.

(u)	Accounting Pronouncements Issued But Not Yet Effective

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in ASU 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company plans to adopt the standard on January 1, 2022. The Company is currently evaluating the effects, if any, of the adoption of ASU 2021-04 guidance on the Company’s condensed consolidated financial statements.

2.	Balance Sheet Details

Short-Term Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of debt securities classified as available-for-sale securities by major security type and class of security as of September 30, 2021 were as follows (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Market Value
Short-term marketable securities, available-for-sale:
Corporate debt	$9,347	$1	$(7)	$9,341
Municipal securities	7,942	—	(1)	7,941
U.S. government debt securities	28,103	4	(5)	28,102
Total short-term marketable securities, available-for-sale	$45,392	$5	$(13)	$45,384

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

As of September 30, 2021, the estimated market value of debt securities with contractual maturities of less than twelve months was $30.6 million; the remaining debt securities that we held at that date had an estimated market value of $14.8 million and contractual maturities of up to 23 months. As of December 31, 2020, the estimated market value of debt securities with contractual maturities of less than twelve months was $37.3 million; the remaining debt securities that we held at that date had an estimated market value of $2.3 million and contractual maturities of up to 14 months.

Prepaid Expenses and PP&E

Condensed consolidated balance sheet details are as follows (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses and other current assets:
Prepaid insurance	$145	$1,172
Prepaid trade shows	295	—
Prepaid software fees	676	214
Deferred issuance costs	—	56
Prepaid employee compensation	275	—
Other current assets	178	79
Total prepaid expenses and other current assets	$1,569	$1,521
Property and equipment, gross:
Laboratory equipment	$4,216	$2,544
Computer equipment	171	38
Furniture and fixtures	124	109
Leasehold improvements	1,066	727
Total property and equipment, gross	5,577	3,418
Less accumulated depreciation	(1,282)	(687)
Total property and equipment, net	$4,295	$2,731

Accrued Compensation and Accrued Liabilities

Condensed consolidated balance sheet details are as follows (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation:
Accrued paid time off	$1,052	$606
Accrued bonus and deferred compensation	2,412	1,469
Total accrued compensation	$3,464	$2,075
Accrued liabilities:
Accrued consulting services	$1,160	$285
Other accrued expenses	790	478
Total accrued liabilities	$1,950	$763

3.	Convertible Preferred Stock and Stockholders’ Equity
(a)	Classes of Stock

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

On November 10, 2020, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $50.0 million. During 2020, the Company issued an aggregate of 951,792 shares of common stock pursuant to the Sales Agreement at a weighted average purchase price of $20.97 resulting in aggregate gross proceeds of approximately $20.0 million, reduced by $0.9 million in issuance costs, resulting in net proceeds to the Company of approximately $19.1 million. For the three months ended September 30, 2021, the Company did not issue any shares pursuant to the Sales Agreement. For the nine months ended September 30, 2021, the Company issued an aggregate of 530,551 shares of common stock pursuant to the Sales Agreement at a weighted average purchase price of $46.33 resulting in aggregate gross proceeds of approximately $24.6 million, reduced by $0.7 million in issuance costs, resulting in net proceeds to the Company of approximately $23.8 million.

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

Between January 1, 2021 and September 30, 2021, a total of 12,120,397 SPAC Warrants were exercised, resulting in the Company’s issuance of 3,030,092 shares of common stock and the receipt of $69.7 million in gross proceeds. Outstanding SPAC Warrants totaled 2,815,853 and 14,936,250 as of September 30, 2021 and December 31, 2020, respectively. Private SPAC Warrants that were still owned by the original holder totaled 80,350 and 323,500 as of September 30, 2021 and December 31, 2020, respectively.

Series C Warrants

In connection with DermTech Operations’ Series C Preferred Stock financing that took place between 2016 and 2018, each investor that purchased at least $1 million of Series C Convertible Preferred Stock in a single closing received a three-year warrant to purchase shares of common stock at an exercise price of $9.54 per share in the amount equal to 20% of shares of Series C Preferred Stock purchased. Outstanding Series C warrants totaled zero and 97,563 as of September 30, 2021 and December 31, 2020, respectively.

Placement Agent Warrants

In connection with several of DermTech Operations’ financings that took place between 2015 and 2018, DermTech Operations engaged a registered placement agent to assist in marketing and selling of common and preferred units. From 2015 to 2016, DermTech Operations issued 168,522 seven-year warrants to purchase one share of common stock each at an exercise price of $8.68 per share. From 2016 to 2018, DermTech Operations issued 72,658 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share. In 2020, the Company issued 15,724 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share in connection with the Company’s 2018 bridge note financing. Outstanding placement agent warrants totaled 10,039 and 31,365 as of September 30, 2021 and December 31, 2020, respectively.

(i)	Stock-Based Compensation

2010 Stock Plan

In connection with the Business Combination, the Company assumed the DermTech Operations’ Amended and Restated 2010 Stock Plan (the “2010 Plan”), which provided for the granting of incentive and non-statutory stock options and restricted stock purchase rights and bonus awards. Under the 2010 Plan, incentive and non-statutory stock options were granted at not less than 100% of the fair market value of the Company’s common stock on the date of grant. For incentive stock options granted to a ten percent shareholder under the 2010 Plan, the exercise price was not less than 110% of the fair market value of a share of stock on the effective date of grant. DermTech Operations initially reserved 1.0 million shares of common stock for issuance to its employees, non-employee directors and consultants. The 2010 Plan included a provision which annually increased the amount of common stock reserved for issuance under the 2010 Plan. The contractual term of options granted under the 2010 Plan was ten years. Vesting provisions varied based on the specific terms of the individual option awards. At the Company’s annual meeting held on May 26, 2020, the Company’s shareholders voted to approve the DermTech, Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which terminated the 2010 Plan. No additional awards will be granted under the 2010 Plan, however, all outstanding awards under the 2010 Plan remain in effect. No shares remained available for issuance pursuant to future grants under the 2010 Plan as of September 30, 2021 and December 31, 2020, respectively.

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

The 2020 Plan authorizes the Company to issue up to 1,900,000 shares of the Company’s common stock pursuant to awards granted under the 2020 Plan, plus the number of shares underlying any stock option and other stock-based awards previously granted under the 2010 Plan that are forfeited, canceled, or terminated (other than by exercise) on or after May 26, 2020; provided that no more than 1,400,000 shares may be added to the 2020 Plan pursuant to such forfeitures, cancellations and terminations. In addition, the number of shares available for issuance under the 2020 Plan will automatically increase on the first day of each fiscal year beginning in fiscal year 2021 and ending on the second day of fiscal year 2025, by an amount equal to the smaller of (i) 3.5% of the number of shares of common stock outstanding on such date and (ii) an amount determined by the administrator of the 2020 Plan. The 2020 Plan will expire on April 12, 2030 or an earlier date approved by a vote of the Company’s stockholders or board of directors. The contractual term of options granted under the 2020 Plan is not more than ten years. Vesting provisions vary based on the specific terms of the individual option awards. 798,655 shares remained available for future grant under the 2020 Plan as of September 30, 2021.

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

The ESPP authorizes the Company to issue up to 400,000 shares of the Company’s common stock. In addition, the number of shares available for issuance under the ESPP will automatically increase on the first day of each of the Company’s fiscal years beginning in 2021 and ending on the first day of 2030, in an amount equal to the lesser of (i) 300,000 shares, (ii) 1% of the shares of Company common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company. On February 28, 2021 and August 31, 2021, the Company issued 39,960 and 18,155 shares of its common stock, respectively, pursuant to scheduled purchases under the ESPP. As of December 31, 2020, 400,000 shares of common stock were reserved for future issuance under the ESPP. On January 1, 2021, an additional 207,404 shares became available under the ESPP pursuant to an automatic annual increase. 549,289 shares remained available for future grant under the ESPP as of September 30, 2021.

Management Warrants

Warrants to purchase DermTech Operations common stock were issued to executive officers of DermTech Operations in lieu of issuing certain stock options (the “Management Warrants”). The Management Warrants were assumed by the Company in connection with the Business Combination. The Management Warrants have a ten-year life and are exercisable for Company common stock at $1.08 per share. The Management Warrants vested monthly over a four-year period. Outstanding Management Warrants totaled 20,320 and 22,320 as of September 30, 2021 and December 31, 2020, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Warrants to purchase common stock	31	151
SPAC Warrants to purchase common stock*	704	3,734
Stock options issued and outstanding	1,767	1,552
Restricted stock units issued and outstanding	797	560
Authorized for future equity grants	799	935
Authorized for future ESPP purchases	549	400
Total common stock reserved for future issuance	4,647	7,332

*Four SPAC Warrants are needed to purchase one share of common stock. The numbers presented above reflect the amount of shares of common stock underlying SPAC Warrants.

4.	Income Taxes

The Company has reported net losses since inception and therefore, the minimum provision for state income taxes has been recorded. The federal statutory rate was 21% as of September 30, 2021 and December 31, 2020, respectively, and the effective income tax rate for the Company’s provision for income taxes was 0% as of September 30, 2021 and December 31, 2020, respectively.

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

Finance Leases

The Company leases certain laboratory equipment from various third parties, through equipment finance leases (previously referred to as “capital leases”). These leases either include a bargain purchase option or the terms of the leases are at least 75 percent of the useful lives of the assets and are therefore classified as finance leases. These leases are capitalized in property and equipment, net on the accompanying condensed consolidated balance sheets. Initial asset values and finance lease obligations are based on the present value of future minimum lease payments. Gross assets recorded under finance leases were $0.4 million and $0.3 million as of September 30, 2021 and December 31, 2020, respectively. Accumulated amortization associated with finance leases was $0.1 million and $10,000 as of September 30, 2021 and December 31, 2020, respectively. Total finance lease interest expense was approximately $5,000 and zero for the three months ended September 30, 2021 and 2020, respectively, and $13,000 and zero for the nine months ended September 30, 2021 and 2020, respectively, and is included within interest income, net on the condensed consolidated statements of operations. Long-term finance lease obligations are as follows (in thousands):

	September 30, 2021	December 31, 2020
Gross finance lease obligations	$388	$362
Less imputed interest	(27)	(27)
Present value of net minimum lease payments	361	335
Less current portion of finance lease obligations	(145)	(109)
Total long-term finance lease obligations	$216	$226

Operating Leases

Del Mar Heights Lease

On July 1, 2021, the Company entered into an Office Lease (the “Del Mar Lease”) with Kilroy Realty, L.P. (the “Landlord”), with respect to an aggregate of 95,997 rentable square feet consisting of the entire building located at 12340 El Camino Real, San Diego, California 92130 (the “Entire Premises”). The Entire Premises covered by the Lease will serve as the Company’s new principal office.

The Del Mar Lease provides for a tenant improvement allowance of $125.00 per rentable square foot of the Entire Premises for a total of $12.0 million that the Landlord will use to fund the installation and/or construction of certain improvements to the Entire Premises in four phases, with each phase pertaining to a specified portion of the Entire Premises. The initial term of the Del Mar Lease is ten years and six months beginning on the earlier to occur of (i) January 1, 2023 and (ii) the date that Landlord tenders possession of the Phase III Premises (as defined in the Del Mar Lease) to the Company following the substantial completion of the improvements to the Phase III Premises required by the Del Mar Lease (the “Lease Commencement Date”). The Company has the option to extend the term of the Lease for two additional five-year periods, subject to the terms of the Del Mar Lease.

As the Landlord tenders possession of each portion of the Entire Premises for which the applicable improvements required by the Del Mar Lease are substantially complete, the Company will be obligated to make monthly payments of base rent with respect to such portion of the Entire Premises as set forth on Schedule 1 to the Del Mar Lease. In the event the Company exercises its option to extend the Del Mar Lease term, the Lease provides for monthly rent payments during the additional five-year periods at the then-current market rent as determined in accordance with the Del Mar Lease. In addition to rent, the Del Mar Lease requires the Company to pay additional rent amounts for taxes, insurance, maintenance and other expenses.

During the three months ended September 30, 2021, the Company took initial possession of the first phase of its corporate headquarters, and the Company capitalized a right-of-use asset and related lease liability of $5.7 million associated with the first phase. The extension option periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such extension options. Pending execution of the Landlord's obligations to prepare leased spaces for occupancy, the Company expects the operating leases for the additional office and laboratory space to commence on various dates in the year ending December 31, 2022. The Company has an estimated future lease payment obligation of approximately $63.8 million related to corporate office facilities that were in the process of being built-out as of September 30, 2021. The lease liabilities and the corresponding right-of-use assets associated with these lease obligations will be recorded upon the commencement date of the operating leases.

In connection with this operating lease, in lieu of a cash security deposit, the Company’s bank issued a letter of credit on its behalf, which is secured by a deposit totaling $3.0 million and is included in restricted cash on the condensed consolidated balance sheet based on the term of the underlying lease. As of September 30, 2021, none of the standby letter of credit amount has been used.

Torrey Pines Lease

In January 2013, DermTech Operations entered into a non-cancelable lease agreement for its operating facilities in Torrey Pines (the “Torrey Lease”). In January 2014, DermTech Operations signed an amendment to the Torrey Lease to extend the term through January 2017. In November 2016, DermTech Operations signed a second amendment to the Torrey Lease to extend the term through March 2022. In August 2019, DermTech Operations signed a third amendment to the Torrey Lease to add additional space, and in September 2019, the Company signed a fourth amendment to the Torrey Lease to add additional space. In February 2020, the Company signed a fifth amendment to the Torrey Lease to add additional space. In connection with the Business Combination, the Company assumed all obligations under the Torrey Lease, as amended, from DermTech Operations. As part of the fifth amendment, the Company was entitled to a tenant improvement allowance for certain costs incurred while performing these improvements in the amount of $0.3 million, which amount may be increased by up to $0.1 million at the Company’s election and subject to a corresponding increase in rent. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs.

The lease term for all leased space has an expiration date of April 30, 2023, and an option to extend the lease term on all leased space for one additional three-year term, which the Company is not reasonably certain that it will exercise. As such, the Company did not include this option in the determination of the total lease term. On January 1, 2021, in conjunction with the adoption of the guidance in ASU 2016-02, the Company recognized a right-of-use asset and corresponding lease liability for its facility lease as the present value of lease payments not yet paid at January 1, 2021. The right-of-use asset and corresponding lease liability was estimated assuming the remaining lease term of 28 months at January 1, 2021, and an estimated discount rate of 4.04%, which was the Company’s incremental borrowing rate at the date of adopting ASC 842. The Company recorded a lease liability of $3.1 million and a right-of-use asset of $2.8 million, which is net of $0.3 million of the Company’s previously capitalized tenant improvement allowance and deferred rent, upon adoption.

The components of lease expense for the three and nine months ended September 30, 2021 was as follows (in thousands):

Lease Cost	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating lease cost
Operating lease cost	$379	$1,023
Variable lease costs	171	486
Total operating lease cost	$550	$1,509

Finance lease cost
Amortization of leased assets	$17	$53
Interest on lease liabilities	5	13
Total finance lease cost	$22	$66

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$1,516
Operating cash flows from finance leases		$13
Financing cash flows from finance leases		$80
Right-of-use assets obtained in exchange for new operating lease obligations		$9,071
Right-of-use assets obtained in exchange for new finance lease obligations		$105

Weighted-average remaining lease term of operating leases (in years)		9.33
Weighted-average remaining lease term of finance leases (in years)		2.67
Weighted-average discount rate for operating leases		5.78%
Weighted-average discount rate for finance leases		5.76%

The Company’s future minimum lease payments under operating and financing leases at September 30, 2021 are as follows (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Operating lease obligations	$456	$1,848	$1,147	$688	$709	$5,658	$10,506
Finance lease obligations, including interest	42	159	149	24	8	6	388
Total future minimum lease payments	$498	$2,007	$1,296	$712	$717	$5,664	$10,894

Amounts presented in the table above exclude non-cancelable future minimum lease payments for operating leases that have not commenced as of September 30, 2021.

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

During 2020 and 2021, the Company engaged EVERSANA Life Science Services, LLC (“EVERSANA”) to provide certain marketing services to the Company. Leana Wood, the spouse of Todd Wood, the Company’s Chief Commercial Offer, is an employee of EVERSANA. The Company incurred $0.9 million and $0.3 million in costs for the three months ended September 30, 2021 and 2020, respectively, and $1.8 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively.

On October 1, 2019, the Company entered into a consulting agreement with Michael Dobak pursuant to which the Company will compensate Michael Dobak, in an amount not to exceed $100,000, for certain public relations and marketing services. On July 28, 2020, the Company and Michael Dobak entered into an amendment to such consulting agreement to modify the terms of Michael Dobak’s compensation. The amended consulting agreement compensated Michael Dobak $15,000 per month for the period May 11, 2020 through September 30, 2020 and also granted him a restricted stock unit award that fully vested in a single installment on August 31, 2020 and represented the contingent right to receive 5,000 shares of common stock on January 2, 2021. On November 11, 2020, the Company and Michael Dobak entered into an amendment to such consulting agreement to extend the term through December 31, 2020 with a continued monthly payment of $15,000. On February 26, 2021, the Company and Michael Dobak agreed to extend his agreement through April 30, 2021 with a revised monthly payment of $20,000. Michael Dobak is the brother of Dr. John Dobak, the Company’s Chief Executive Officer. The Company incurred zero and $45,000 in costs for the three months ended September 30, 2021 and 2020, respectively, and $0.1 million for each of the nine months ended September 30, 2021 and 2020.

There were no other related party transactions identified during the nine months ended September 30, 2021 and 2020.
8.	Subsequent Events

The Company considered subsequent events through November 9, 2021, the date the condensed consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Discussion and Analysis of Financial Condition and Results of Operations of DermTech, Inc. (together with its subsidiaries, “DermTech,” “we,” “us,” “our” or the “Company”) should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 5, 2021.

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

Overview

We are an emerging growth molecular diagnostic company developing and marketing novel, non-invasive genomics tests that seek to transform the practice of dermatology and related fields. Our platform may change the diagnostic paradigm in dermatology from one that is subjective, invasive, less accurate and higher-cost to one that is objective, non-invasive, more accurate and lower-cost. Our initial focus is skin cancer. We currently have two clinical commercial tests that enhance the early detection of skin cancer and related conditions. Our scalable genomics platform has been designed to work with a proprietary Smart Sticker adhesive patch sample collection kit that provides a skin sample collected non-invasively. We process our tests in a Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified and College of American Pathologists accredited commercial laboratory located in La Jolla, California that is licensed by the State of California and all states requiring out-of-state licensure. We also provide our technology platform on a contract basis to large pharmaceutical companies who use the technology in their clinical trials to test for the existence of genetic targets of various diseases and to measure the response of new drugs under development. We have a history of net losses since our inception.

Events, Trends and Uncertainties

The Pigmented Lesion Assay, which we refer to as PLA, became eligible for Medicare reimbursement on February 10, 2020. In late October 2019, the American Medical Association, or AMA, provided us with a Proprietary Laboratory Analyses Code, or PLA Code. Pricing of $760 for the PLA Code was published on December 24, 2019 as part of the Centers for Medicare and Medicaid Services Laboratory Fee Schedule, or CLFS, for 2020. The Medicare Final Coverage Decision, or Final LCD, expanded the coverage proposal in the Draft LCD from one to two tests per date of service and it allows clinicians to order our PLA if they have sufficient skill and experience to decide whether a pigmented lesion should be biopsied. Our local Medicare Administrative Contractor, Noridian Healthcare Solutions, LLC, or Noridian, has issued its own Local Coverage Decision, or LCD, announcing coverage of our PLA. Even though the effective date of Noridian’s LCD was June 7, 2020, Noridian began reimbursing us for our PLA as of February 10, 2020. With Medicare coverage granted, we have the opportunity to approach commercial payors and as a result, we believe that the PLA test may generate significant revenues in 2021 and 2022.

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

Revenue Effects Related to COVID-19 Pandemic

Assay Revenue

Beginning in March 2020 and continuing through the third quarter of 2021, the ongoing COVID-19 pandemic has reduced patient access to clinician offices for in-person testing and reduced access by our sales force for in-office sales calls, which has resulted in a reduced volume of billable samples received relative to our pre-pandemic expectations. April 2020 billable sample volume was down by approximately 80%, commensurate with the closure of dermatology offices, compared to the average monthly billable sample volume for the two months preceding the beginning of the COVID-19 stay-at-home orders. Despite the downturn in billable samples in April 2020, we saw a stabilization of billable sample volume throughout the rest of the second quarter of 2020 and through the third quarter of 2021 as various states and dermatology offices opened throughout the country. Despite not all dermatology practices returning to full operations, billable sample volume first exceeded pre‑pandemic levels in July 2020. There was no material change in billable sample volume for the three months ended September 30, 2021 compared to billable sample volume for the three months ended June 30, 2021 due to the Delta variant that drove the surge of cases during the third quarter of 2021. Billable sample volume for the three months ended September 30, 2021 was 75% higher than billable sample volume for the three months ended September 30, 2020 and 109% higher for the nine months ended September 30, 2021 compared to the same period in 2020. Billable sample volumes could continue to be impacted by the ongoing COVID-19 pandemic and further impacted by a potential resurgence of the virus or its variants in the future.

We have made available beginning in late April 2020 a telemedicine option for the DermTech Melanoma Test (as defined below), but the telemedicine market is relatively new and unproven, especially within dermatology, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. While the COVID-19 pandemic is ongoing (including as a result of clinician offices closing again due to the rolling back of reopening plans in various states, or patients avoiding in person visits to the dermatology clinic for fear of contracting COVID-19 or any of its viral variants), we expect that our revenues will depend to an extent on the willingness of clinicians and their patients to use our telemedicine option for the DermTech Melanoma Test (as defined below), as well as on our ability to demonstrate the value of our telemedicine option to health plans and other purchasers of healthcare for beneficiaries. We also expect that the duration and extent of the effects of the ongoing COVID-19 pandemic will continue to adversely affect our revenues by reducing access to clinician offices by patients for in-person testing and by our sales force for in-office sales calls.

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

DermTech PLAplus Launch

During the second quarter of 2021, the Company announced the launch of PLAplus, its next generation test for the enhanced early detection of melanoma. PLAplus delivers objective and actionable information to guide clinical management decisions for skin lesions suspicious of melanoma. The new PLAplus test adds Telomerase Reverse Transcriptase, TERT, promoter DNA driver mutation analyses as a reflex test to the current RNA gene expression PLA test. TERT is individually associated with histopathologic features of aggressiveness and poor survival in melanoma. The combined tests elevate the sensitivity from 91% to 97% and maintain a negative predictive value of >99%, resulting in a less than 1% probability of missing melanoma. We refer to the PLA and the PLAplus collectively as the DermTech Melanoma Test. By combining RNA gene expression and DNA mutation analyses, the DermTech Melanoma Test provides a highly accurate non-invasive genomic test for enhanced early melanoma detection. For a discussion of the effects of the ongoing COVID-19 pandemic on recognized revenue derived from our PLA and PLAplus, refer to “Assay Revenue” under “Revenue Effects Related to COVID-19 Pandemic” above.

Financial Overview

Revenue

We generate revenue through laboratory services that are billed to Medicare, private medical insurance companies and to pharmaceutical companies who order our laboratory services, which can include sample collection kits, assay development, genomic analysis, data analysis and reporting. Our revenue is generated from two revenue streams: contract revenue and assay revenue. Assay revenue can be highly variable as it is based on payments received by private insurance payors that are and are not under contract and can vary based on patient insurance coverage, deductibles and co-pays. Our laboratory services are ordered by customers on projects that may span over several years, which makes our contract revenue highly variable. Segments of these contracts may be increased, delayed or eliminated based on the success of each customers’ clinical trials or other factors.

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

2020 At-The-Market Offering

On November 10, 2020, the Company entered into a sales agreement with Cowen and Company, LLC relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $50.0 million. During 2020, the Company issued an aggregate of 951,792 shares of common stock pursuant to the sales agreement at a weighted average purchase price of $20.97, resulting in aggregate gross proceeds of approximately $20.0 million. For the nine months ended September 30, 2021, the Company issued an aggregate of 530,551 shares of common stock pursuant to the sales agreement at a weighted average purchase price of $46.33 resulting in aggregate gross proceeds of approximately $24.6 million, reduced by $0.7 million in issuance costs, resulting in net proceeds to the Company of approximately $23.8 million.

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

Results of Operations

Three Months Ended September 30, 2021 and September 30, 2020

Assay Revenue

Assay revenues grew $1.7 million, or 140%, to $3.0 million for the three months ended September 30, 2021 compared to $1.2 million for the three months ended September 30, 2020. Billable samples increased to approximately 11,720 for the three months ended September 30, 2021 compared to approximately 6,700 for the three months ended September 30, 2020. Sample volume is dependent on two major factors: the number of clinicians who order an assay in any given quarter and the number of assays ordered by each clinician during the period. The number of ordering clinicians and the utilization per clinician can vary based on a number of factors including the types of patients presenting skin cancer conditions, clinician reimbursement, office workflow, market awareness, clinician education and other factors. The ongoing COVID-19 pandemic has negatively affected and will continue to negatively affect our assay revenue by, among other things, limiting patient access to clinician offices for in-person testing and limiting access by our sales force for in-office sales calls. Additionally, assay revenue increased due to the effectiveness of our contracts with Blue Shield of California, Blue Cross Blue Shield of Texas and Blue Cross Blue Shield of Illinois.

Contract Revenue

Contract revenues with major pharmaceutical companies decreased $0.1 million, or 41%, to $0.1 million for the three months ended September 30, 2021, compared to $0.1 million for the three months ended September 30, 2020. Contract revenue can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors. The ongoing COVID-19 pandemic has negatively affected and will continue to negatively affect our pharmaceutical customers’ clinical trials. The extent of such effect on our future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic on our pharmaceutical customers’ clinical trials. Many of our contracts with third parties are structured to contain milestone billing payments, which typically are advanced payments on work yet to be performed. These advanced payments are structured to help fund operations and are included in deferred revenue as the work has not yet been performed. As of September 30, 2021, the deferred revenue amount for these contracts, which is the advanced payments minus the value of work performed, was $1.4 million. Approximately $1.4 million was classified as short-term deferred revenue as that portion of deferred revenue is expected to be recognized within 12 months after September 30, 2021. These advanced payments will remain in deferred revenue until we process the laboratory portion of the contracts allowing us to recognize the revenue.

Cost of Revenue

Cost of revenues increased $1.3 million, or 80%, to $2.9 million for the three months ended September 30, 2021 compared to $1.6 million for the three months ended September 30, 2020. The increase was largely attributable to a higher billable sample volume in 2021, and higher consulting, software and equipment costs. As of September 30, 2021, a large portion of the costs of revenue are fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. The variable cost of revenue expenses incurred primarily relate to compensation-related costs for our laboratory scientists and technicians, laboratory supplies, shipping costs, equipment maintenance, and utilities. We remain committed to continuing the automation of our laboratory processes in order to become more cost efficient and productive.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $5.2 million, or 114%, to $9.8 million for the three months ended September 30, 2021 compared to $4.6 million for the three months ended September 30, 2020. The increase was primarily attributable to higher compensation-related costs from the expansion of the commercial team, increased spending on marketing and payor infrastructure and activities, and additional consulting, software and travel expenses. We expect to add to our specialty sales force, marketing and payor access teams throughout 2021 and 2022, and increase spending on direct-to-consumer marketing campaigns, which would collectively increase our sales and marketing expenses significantly.

Research and Development

R&D expenses increased $2.8 million, or 173%, to $4.4 million for the three months ended September 30, 2021 compared to $1.6 million for the three months ended September 30, 2020. The increase was due to higher compensation costs of expanding the R&D team, including the addition of a new Chief Scientific Officer and Chief Medical Officer, increased clinical trial costs, increased spending on laboratory supplies to support new product development, and additional consulting expenses. We expect these expenses to increase as we continue to grow the R&D team and focus on the development of our Luminate test, our basal and squamous cell skin cancer assays and other products in our pipeline.

General and Administrative

General and administrative expenses increased $3.3 million, or 111%, to $6.2 million for the three months ended September 30, 2021 compared to $2.9 million for the three months ended September 30, 2020. The increase was primarily due to higher payroll-related costs and stock-based compensation as we continue to add additional infrastructure such as human resources, billing, information technology and legal resources, and higher consulting expenses, audit fees, legal fees and insurance.

Interest Income, net

Interest income, net for the three months ended September 30, 2021 was $38,000 compared to interest income, net of $9,000 for the three months ended September 30, 2020. Interest income, net for the three months ended September 30, 2021 consists primarily of interest earned on our short-term marketable securities.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended September 30, 2021 was a gain of $0.2 million compared to a gain of $0.1 million for the three months ended September 30, 2020. The change in fair value of warrant liability is calculated by adjusting the value of the outstanding Private SPAC Warrants held by original holders to the current market value at each reporting period.

Nine Months Ended September 30, 2021 and September 30, 2020

Assay Revenue

Assay revenues grew $5.4 million, or 201%, to $8.1 million for the nine months ended September 30, 2021 compared to $2.7 million for the nine months ended September 30, 2020. Billable samples increased to approximately 32,840 for the nine months ended September 30, 2021 compared to approximately 15,700 for the nine months ended September 30, 2020. The increase in assay revenue was primarily due to higher billable sample volume and improved average selling price, or ASP, resulting from better cash collections due to the effectiveness of our new contracts with Blue Shield of California, Blue Cross Blue Shield of Texas and Blue Cross Blue Shield of Illinois. The ongoing COVID-19 pandemic has negatively affected and will continue to negatively affect our assay revenue by, among other things, limiting patient access to clinician offices for in-person testing and limiting access by our sales force for in-office sales calls.

Contract Revenue

Contract revenues decreased $0.5 million, or 43%, to $0.6 million for the nine months ended September 30, 2021, compared to $1.1 million for the nine months ended September 30, 2020. Contract revenue can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors. The ongoing COVID-19 pandemic has negatively affected and will continue to negatively affect our pharmaceutical customers’ clinical trials. The extent of such effect on our future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic on our pharmaceutical customers’ clinical trials.

Cost of Revenue

Cost of revenues increased $3.2 million, or 77%, to $7.5 million for the nine months ended September 30, 2021 compared to $4.3 million for the nine months ended September 30, 2020. The increase was largely attributable to a higher billable sample volume in 2021, and higher consulting, software and equipment costs. As of September 30, 2021, a large portion of the costs of revenue are fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. The variable cost of revenue expenses incurred primarily relate to compensation-related costs for our laboratory scientists and technicians, laboratory supplies, shipping costs, equipment maintenance, and utilities. We remain committed to continuing the automation of our laboratory processes in order to become more cost efficient and productive.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $13.3 million, or 121%, to $24.2 million for the nine months ended September 30, 2021 compared to $11.0 million for the nine months ended September 30, 2020. The increase was primarily attributable to higher compensation-related costs from the expansion of the commercial team, increased spending on marketing and payor infrastructure and activities, and additional consulting, software and travel expenses. We expect to add to our specialty sales force, marketing and payor access teams throughout 2021 and 2022, and increase spending on direct-to-consumer marketing campaigns, which collectively would significantly increase our sales and marketing expenses.

Research and Development

R&D expenses increased $6.9 million, or 204%, to $10.3 million for the nine months ended September 30, 2021 compared to $3.4 million for the nine months ended September 30, 2020. The increase was due to higher compensation costs of expanding the R&D team, including the addition of a new Chief Scientific Officer and Chief Medical Officer, increased clinical trial costs, increased consulting, software and travel expenses, and increased spending on laboratory supplies to support new product development. We expect these expenses to increase as we continue to grow the R&D team and focus on the development of our Luminate test, our basal and squamous cell skin cancer assays and other products in our pipeline.

General and Administrative

General and administrative expenses increased $6.7 million, or 61%, to $17.7 million for the nine months ended September 30, 2021 compared to $11.0 million for the nine months ended September 30, 2020. The increase was primarily due to higher payroll-related costs and stock-based compensation as we continue to add additional infrastructure such as human resources, billing, information technology and legal resources, higher insurance, taxes, public company costs, audit fees, consulting expenses, and facility costs, offset by lower loss contingency and legal fees.

Interest Income, net

Interest income, net for the nine months ended September 30, 2021 was $0.1 million compared to interest income, net of $19,000 for the nine months ended September 30, 2020. Interest income, net for the nine months ended September 30, 2021 consists primarily of interest earned on our short-term marketable securities.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the nine months ended September 30, 2021 was a loss of $1.4 million compared to a gain of $31,000 for the nine months ended September 30, 2020. The change in fair value of warrant liability is calculated by adjusting the value of the outstanding Private SPAC Warrants held by original holders to the current market value at each reporting period.

Liquidity and Capital Resources

We have never been profitable and have historically incurred substantial net losses, including net losses of $36.5 million for the twelve months ended December 31, 2020 and $52.3 million for the nine months ended September 30, 2021. As of September 30, 2021, our accumulated deficit was $180.3 million. For the nine months ended September 30, 2021, we had negative operating cash flow of $39.4 million. We completed the 2020 PIPE Financing in March 2020, which raised a total of $65.0 million in gross proceeds. At the end of 2020 and through September 30, 2021, we raised approximately $44.5 million in gross proceeds facilitated through our At-The-Market Offering. In addition, we completed the 2021 Underwritten Public Offering in January 2021, which raised a total of $143.7 million in gross proceeds. We have historically financed operations through private and public placement equity offerings.

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

As of September 30, 2021, our cash and cash equivalents totaled approximately $204.1 million and short-term marketable securities totaled approximately $45.4 million. Based on our current business operations, we believe our current cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months. While we believe we have enough capital to fund anticipated operating costs for at least the next 12 months, we expect to incur significant additional operating losses over at least the next several years. We anticipate that we will raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements in order to support our planned operations and to continue developing and commercializing genomic tests. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments or to take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including:

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

Cash Flow Analysis

Nine Months Ended September 30, 2021

Net cash used in operating activities for the nine months ended September 30, 2021 totaled $39.4 million, primarily driven by the $52.3 million net loss offset partially by non-cash related items, including $9.4 million in stock-based compensation, $1.4 million from the change in fair value of warrant liability, $0.9 million in amortization of operating lease right of use assets and $0.7 million in depreciation. In addition, we had a cash inflow of $1.9 million from the increase in accounts payable and accrued compensation and $1.1 million from the increase in accrued liabilities and deferred revenue, which was offset by a cash outflow of $1.3 million through the increase of accounts receivable and $1.1 million through the decrease of the operating lease liability.

Net cash used in investing activities for the nine months ended September 30, 2021 totaled $8.0 million, which related to the outflow from the purchase of $25.2 million of marketable securities and $1.7 million from the purchase of equipment offset by the inflow from the sale and maturity of marketable securities of $18.8 million. Additional laboratory equipment investment will be needed to install complex automation systems and other genomic testing equipment needed to expand testing capacity.

Net cash provided by financing activities for the nine months ended September 30, 2021 totaled $230.3 million, which was driven by $134.6 million in net proceeds raised from the 2021 Underwritten Public Offering, $23.8 million in net proceeds from the sale of securities under our At-The-Market Offering and $70.3 million in proceeds from the exercise of warrants, predominately from the exercise of 12.1 million of our outstanding SPAC Warrants.

Nine Months Ended September 30, 2020

Net cash used in operating activities for the nine months ended September 30, 2020 totaled $21.9 million, primarily driven by the $25.8 million net loss offset partially by non-cash related items, including $3.5 million in stock-based compensation and $0.3 million in depreciation. In addition, we had a cash inflow of $1.6 million from the increase in accrued liabilities and deferred revenue, which was offset by a cash outflow of $0.9 million through the increase of prepaid expenses and other current assets and $0.3 million through the increase of accounts receivable.

Net cash used in investing activities for the nine months ended September 30, 2020 totaled $38.5 million, which related to the outflow from the purchase of $36.9 million of marketable securities and $1.6 million from the purchase of equipment.

Net cash provided by financing activities for the nine months ended September 30, 2020 totaled $59.7 million, which was driven by $59.9 million in net proceeds raised from the 2020 PIPE Financing and $1.2 million from the exercise of stock options and warrants. This was offset by the payment made by the Company of the deferred underwriting fees of $1.4 million.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Recent Accounting Pronouncements

See Item 1 of Part I, Note 1(t) and Note 1(u) of the condensed consolidated financial statements herein.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting and the immaterial revision discussed in Note 1—The Company and a Summary of its Significant Accounting Policies—Revision to Prior Period Financial Statements within Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q.

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

Plan of Remediation of Material Weakness

To remediate the material weakness in the Company’s internal control over financial reporting, we are improving our processes to identify and evaluate the appropriate accounting technical pronouncements and other literature for significant or unusual transactions so that they are effectively evaluated in the context of the increasingly complex accounting standards. After giving full consideration to the material weakness referenced above, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP, our management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP. Other than the changes made to remediate the material weakness described above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our financial condition, commercialization efforts and results of operations could be adversely affected by the ongoing COVID 19 pandemic.

Any outbreak of a contagious disease, such as the current COVID 19 pandemic, or other adverse public health developments, could have a material and adverse effect on our business operations. Such adverse effects could include disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel, and could result in temporary closures of our facilities or the facilities of our collaborators or suppliers, including our sole laboratory.

As COVID 19 continues to affect individuals and businesses around the globe, we will likely experience disruptions that could severely impact our business, including, but not limited:

•	closure of or reduced access to clinician offices, which would limit our ability to market our test to clinicians and limit clinicians’ ability to offer our test to patients;
•	patient concerns about going to clinicians’ offices to have our test administered in person, even if offices are open;
•

difficulties in transitioning to marketing our telemedicine option for the PLA or processing test results for our telemedicine option, which we recently initiated on an accelerated basis due to the COVID 19 environment;

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

•	interruptions in our laboratory operations, including because of the inability of our suppliers to timely obtain laboratory reagents, equipment or other materials due to increased global demand;
•	loss of patient insurance coverage due to unemployment caused by COVID 19, which would likely result in a decline in our sales growth if and as we secure additional insurance contracts; and

•	interruption of our clinical studies due to quarantines or other limitations on travel or access to facilities imposed or recommended by federal, state or local governments, employers or others.
•

interruptions to our product pipeline because of the inability of our suppliers to timely obtain laboratory substances, including reagents, as well as for the sequencers and various other equipment and materials we use in our development activities due to disruptions in supply chains globally and in global shipping

In addition, the continued spread of COVID 19 globally and implementation of mitigation measures could adversely affect our manufacturing and supply chain. Parts of our direct and indirect supply chain are located overseas and may accordingly be subject to restrictions on export to the U.S. or other disruptions. Additionally, our results of operations have been adversely affected by COVID 19 and such effects could be expected to worsen to the extent that the COVID 19 pandemic persists and continues to harm the U.S. economy in general. The extent to which COVID 19 affects our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional information that may emerge concerning the severity of COVID 19 and ongoing actions to contain COVID 19 or mitigate its impact, among others, which could have a further adverse effect on our business, financial condition, results of operations, and cash flows.

We rely on a limited number of suppliers and, in some cases, a single supplier, for certain of our laboratory substances, equipment and other materials, and any delays or difficulties securing these materials could disrupt our laboratory operations and materially harm our business.

We rely on a limited number of suppliers for certain of our laboratory substances, including reagents, as well as for the sequencers and various other equipment and materials we use in our laboratory operations. In particular, we rely on Fisher Scientific and VWR for supplies and Adhesive Research for our adhesive tape material. We do not have long-term agreements with any of our suppliers and, as a result, they could cease supplying these materials and equipment to us at any time due to an inability to reach agreement with us on supply terms, disruptions in their operations (including as a result of the ongoing COVID-19 pandemic), a determination to pursue other activities or lines of business, or for other reasons, or they could fail to provide us with sufficient quantities of materials that meet our specifications. Transitioning to a new supplier or locating a temporary substitute, if any are available, would be time-consuming and expensive, could result in interruptions in or otherwise affect the performance specifications of our laboratory operations, or could require that we revalidate our test. In addition, the use of equipment or materials provided by a replacement supplier could require us to alter our laboratory operations and procedures as well as our research and development activities. Moreover, we believe there are currently only a few manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for our laboratory operations, including sequencers and various associated reagents. As a result, replacement equipment and materials that meet our quality control and performance requirements may not be available on reasonable terms, in a timely manner or at all. If we encounter delays or difficulties securing, reconfiguring or revalidating the equipment, reagents and other materials we require for our test, our operations could be materially disrupted and our business, financial condition, results of operations, and reputation could be adversely affected. As we introduce any new test, we may experience supply issues as we ramp test volume. Moreover, the COVID-19 pandemic has disrupted supply chains globally, and could adversely affect our ability to source essential reagents, equipment and other materials in a timely manner or at all.

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

Item 6. Exhibits.

The following documents are filed as part of this Form 10-Q.

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended		10-Q	001-38118	11/10/20
3.2	Bylaws of the Company		10-K	001-38118	3/11/20
10.1	Office Lease, dated July 1, 2021, by and between the Company and Kilroy Realty, L.P.		8-K	001-38118	7/7/21
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DermTech, Inc.

Date: November 9, 2021	By:	/s/ John Dobak
John Dobak, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Kevin Sun
Kevin Sun
Chief Financial Officer (Principal Financial and Accounting Officer)