Form 10-Q
period 2022-03-31
DermTech, Inc.
filed 2022-05-03
CIK 1651944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 28, 2022, the registrant had 29,940,637 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DERMTECH, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$145,053	$176,882
Short-term marketable securities	54,053	48,449
Accounts receivable	4,995	3,847
Inventory	763	480
Prepaid expenses and other current assets	3,260	3,166
Total current assets	208,124	232,824
Property and equipment, net	5,141	4,549
Operating lease right-of-use assets	23,065	7,744
Restricted cash	3,025	3,025
Other assets	167	167
Total assets	$239,522	$248,309
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,575	$2,880
Accrued compensation	6,643	5,120
Accrued liabilities	3,041	1,227
Short-term deferred revenue	1,350	1,380
Current portion of operating lease liabilities	1,703	1,453
Current portion of finance lease obligations	112	121
Total current liabilities	14,424	12,181
Warrant liability	129	146
Long-term finance lease obligations, less current portion	105	136
Operating lease liabilities, long-term	21,383	6,148
Total liabilities	36,041	18,611
Stockholders’ equity:
Common stock, $0.0001 par value per share; 50,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 29,940,637 and 29,772,922 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	440,644	436,183
Accumulated other comprehensive loss	(694)	(124)
Accumulated deficit	(236,472)	(206,364)
Total stockholders’ equity	203,481	229,698
Total liabilities and stockholders’ equity	$239,522	$248,309

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Assay revenue	$3,518	$2,190
Contract revenue	200	334
Total revenues	3,718	2,524
Cost of revenues:
Cost of assay revenue	3,530	1,971
Cost of contract revenue	24	31
Total cost of revenues	3,554	2,002
Gross profit	164	522
Operating expenses:
Sales and marketing	15,443	6,512
Research and development	6,338	2,251
General and administrative	8,574	5,172
Total operating expenses	30,355	13,935
Loss from operations	(30,191)	(13,413)
Other income/(expense):
Interest income, net	66	34
Change in fair value of warrant liability	17	(1,689)
Total other income/(expense)	83	(1,655)
Net loss	$(30,108)	$(15,068)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	29,836,072	27,152,868
Net loss per share of common stock outstanding, basic and diluted	$(1.01)	$(0.55)

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(30,108)	$(15,068)
Unrealized net (loss)/gain on short-term marketable securities	(570)	9
Comprehensive loss	$(30,678)	$(15,059)

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance, December 31, 2021	29,772,922	$3	$436,183	$(124)	$(206,364)	$229,698
Issuance of common stock from option exercises and RSU releases	109,275	—	40	—	—	40
Issuance of common stock from warrant exercises	11,101	—	12	—	—	12
Issuance of common stock from Employee Stock Purchase Plan	47,339	—	515	—	—	515
Unrealized net loss on short-term marketable securities	—	—	—	(570)	—	(570)
Stock-based compensation	—	—	3,894	—	—	3,894
Net loss	—	—	—	—	(30,108)	(30,108)
Balance, March 31, 2022	29,940,637	$3	$440,644	$(694)	$(236,472)	$203,481

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income/(loss)	deficit	equity
Balance, December 31, 2020	20,740,413	$2	$189,868	$(1)	$(128,029)	$61,840
Issuance of common stock at a price of $29.50, net of $9.1 million in issuance costs	4,872,881	1	134,581	—	—	134,582
Issuance of common stock from option exercises and RSU releases	176,673	—	408	—	—	408
Issuance of common stock from warrant exercises	3,089,325	—	72,081	—	—	72,081
Issuance of common stock from Employee Stock Purchase Plan	39,960	—	392	—	—	392
Unrealized net gain on short-term marketable securities	—	—	—	9	—	9
Stock-based compensation	—	—	2,172	—	—	2,172
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	—	—	411	—	—	411
Net loss	—	—	—	—	(15,068)	(15,068)
Balance, March 31, 2021	28,919,252	$3	$399,913	$8	$(143,097)	$256,827

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(30,108)	$(15,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	372	206
Change in fair value of warrant liability	(17)	1,689
Amortization of operating lease right-of-use assets	435	290
Stock-based compensation	3,894	2,172
Amortization of premiums, net of accretion of discounts on marketable securities	713	137
Changes in operating assets and liabilities:
Accounts receivable	(1,148)	(374)
Inventory	(283)	(175)
Prepaid expenses and other current assets	(94)	62
Operating lease liabilities, net	(271)	(10)
Accounts payable, accrued liabilities and deferred revenue	161	375
Accrued compensation	1,523	(20)
Net cash used in operating activities	(24,823)	(10,716)
Cash flows from investing activities:
Purchases of marketable securities	(13,656)	(1,203)
Maturities of marketable securities	6,769	1,000
Purchases of property and equipment	(646)	(12)
Net cash used in investing activities	(7,533)	(215)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with public follow-on offering, net	—	134,582
Proceeds from exercise of common stock warrants	12	69,923
Proceeds from exercise of stock options	40	408
Proceeds from contributions to the employee stock purchase plan	515	392
Principal repayments of finance lease obligations	(40)	(27)
Net cash provided by financing activities	527	205,278
Net (decrease)/increase in cash, cash equivalents and restricted cash	(31,829)	194,347
Cash, cash equivalents and restricted cash, beginning of period	179,907	24,248
Cash, cash equivalents and restricted cash, end of period	$148,078	$218,595
Supplemental cash flow information:
Cash paid for interest on finance lease obligations	$3	$4
Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment recorded in accounts payable	$318	$586
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	$—	$411
Cashless exercise of common stock warrants	$—	$2,158
Right-of-use assets obtained in exchange for lease obligations	$15,755	$2,831
Change in net unrealized (losses)/gains on short-term marketable securities	$(570)	$9

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	The Company and a Summary of its Significant Accounting Policies
(a)	Nature of Operations

On August 29, 2019, DermTech, Inc., formerly known as Constellation Alpha Capital Corp, (the “Company”), and DermTech Operations, Inc., formerly known as DermTech, Inc., (“DermTech Operations”), consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of May 29, 2019, by and among the Company, DT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and DermTech Operations. The Company refers to this agreement, as amended by that certain First Amendment to Agreement and Plan of Merger dated as of August 1, 2019, as the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub merged with and into DermTech Operations, with DermTech Operations surviving as a wholly-owned subsidiary of the Company. The Company refers to this transaction as the Business Combination. In connection with and two days prior to the completion of the Business Combination, the Company domesticated from the British Virgin Islands to Delaware. DermTech Operations changed its name from DermTech, Inc. to DermTech Operations, Inc. shortly before the completion of the Business Combination. On August 29, 2019, immediately following the completion of the Business Combination, the Company changed its name from Constellation Alpha Capital Corp. to DermTech, Inc., and then effected a one-for-two reverse stock split of its common stock.

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

From the end of the first quarter of 2020 and through the first quarter of 2022, there has been a widespread worldwide impact from the COVID-19 pandemic. The Company is considered an essential business due to the importance of early melanoma detection, which has allowed the Company’s CLIA laboratory to remain fully operational. The Company implemented additional safety measures in accordance with Centers for Disease Control and Prevention (“CDC”), Occupational Safety and Health Administration (“OSHA”) and other guidance within its CLIA laboratory operations. Additionally, and during this time, the Company transitioned administrative functions to predominantly remote work. Beginning in March 2020 and continuing through the first quarter of 2022, the ongoing COVID-19 pandemic has reduced patient access to clinician offices for in-person testing and reduced access by the Company’s sales force for in-office sales calls, which has resulted in a reduced volume of billable samples received during the first quarter of 2022 relative to the Company’s pre-pandemic expectations. The Company expects the ongoing COVID-19 pandemic to continue to adversely impact billable sample volume until patient access to in-person testing fully resumes, in-office access by the Company’s sales force returns to pre-pandemic levels, or telemedicine options are more widely adopted. Additionally, the ongoing COVID-19 pandemic has negatively affected and may continue to negatively affect the Company’s pharmaceutical customers’ clinical trials. The extent to which the COVID-19 pandemic will effect the Company’s future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic on the Company’s pharmaceutical customers’ clinical trials.
(b)	Basis of Presentation

The condensed consolidated financial statements include the accounts of DermTech, Inc. and its subsidiaries. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”), Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements and accompanying notes do not include all the information and disclosures required by U.S. GAAP for complete financial statements and should be read together with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2022, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

(c)	Reclassifications

Certain prior period information on the condensed consolidated statement of cash flows has been reclassified to conform to the current year presentation. These reclassifications did not have an impact on net cash flows.
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

(e)	Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash balances at banks and financial institutions. The balances are insured up to the Federal Deposit Insurance Corporation legal limit. The Company maintains cash balances that have in the past and may, at times, exceed this insured limit.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$176,882	$145,053	$24,248	$218,595
Restricted cash	3,025	3,025	—	—
Total cash, cash equivalents and restricted cash reported in the condensed consolidated statements of cash flows	$179,907	$148,078	$24,248	$218,595

(f)	Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Property and equipment consists mainly of assets such as leasehold improvements, office, computer and laboratory equipment, including laboratory equipment acquired under finance lease arrangements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the useful life of the asset. The Company recorded depreciation expense of $0.4 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, which includes amortization of laboratory equipment acquired under finance leases (previously referred to as “capital leases”) of $20,000 and $17,000 for the three months ended March 31, 2022 and 2021, respectively.

Amortization of assets that are recorded under finance leases in depreciation expense is included in cost of revenues on the condensed consolidated statement of operations. Gross assets recorded under finance leases were $0.4 million as of March 31, 2022 and December 31, 2021. Accumulated amortization associated with finance leases were $0.1 million as of March 31, 2022 and December 31, 2021. Maintenance and repairs are expensed as incurred, and material improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the condensed consolidated statements of operations in the period realized. The Company disposed of $8,000 and $0.1 million as of equipment for the three months ended March 31, 2022 and 2021, respectively. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses for the three months ended March 31, 2022 and 2021.
(g)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. As of March 31, 2022, the Company maintained $100.1 million in a sweep account, which includes cash balances throughout various interest bearing bank accounts under the $250,000 insurance limit provided by the Federal Deposit Insurance Corporation for one federally insured financial institution. Approximately $14.7 million was held in excess of the Federal Deposit Insurance Corporation insured limit as of March 31, 2022. The Company has not experienced any losses in such accounts.

(h)	Revenue Recognition

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

Assay Revenue

The Company generates revenues from its Pigmented Lesion Assay (“PLA”) and PLAplus (now referred to as the DermTech Melanoma Test) or “DMT” which may consist at the option of the ordering clinician of either (i) the PLA or (ii) the PLA and PLAplus) it provides to healthcare clinicians throughout the United States to assist in a clinician’s diagnosis of melanoma. The Company provides prescribing clinicians with its Smart Sticker to perform non-invasive skin biopsies of clinically ambiguous pigmented skin lesions on patients. The Company also offers clinicians a telemedicine solution where they can request the Smart Sticker collection kit be sent to the patient’s home for a clinician-guided remote collection on ambiguous pigmented skin lesions. A patient can also initiate the process by downloading the Company’s telemedicine app, DermTech Connect, which uses store-and-forward technology to allow the patient to take a picture of a suspicious lesion with their phone and have the picture reviewed by an independent clinician who is subscribing to the DermTech Connect platform to assess the suspicious lesion, and if medically necessary, order a DMT. The DermTech Connect app and telemedicine service were initially beta tested in Florida and is currently available in a limited number of states where permitted by law and applicable standards of practice guidelines.

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

(a) Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by revenue source during the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021
Assay Revenue
DermTech Melanoma Test	$3,518	$2,190
Contract Revenue
Adhesive patch kits	66	189
RNA extractions	110	104
Project management fees	24	41
Total revenues	$3,718	$2,524

The following table sets forth the percentages of total revenue or accounts receivable for the Company’s third-party payors and pharmaceutical customers that represent 10% or more of the respective amounts for the periods shown:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		As of March 31,
	2022	2021	2022	2021
Assay Revenue
Payor A	32%	32%	13%	26%
Payor B	*	10%	15%	*

* Less than 10%

There were no other payors or customers that individually accounted for more than 10% of the total revenue or accounts receivable for the periods shown in the table above.

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

The Company records a deferred revenue liability if a customer pays consideration before the Company transfers a good or service to the customer. Deferred revenue primarily represents upfront milestone payments, for which consideration is received prior to when goods/services are completed or delivered. Upfront fees that are estimated to be recognized as revenue more than one year from the date of collection are classified as long-term deferred revenue. Short-term deferred revenue was $1.4 million as of March 31, 2022 and December 31, 2021.

Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing agreements. For agreements that have an original duration of one year or less, the Company has elected the practical expedient applicable to such agreements and does not disclose the remaining performance obligations at the end of each reporting period. As of March 31, 2022, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed agreements with an original duration of one year or more was approximately $0.1 million. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next two to three years.
(i)	Accounts Receivable

Assay Accounts Receivable

Due to the nature of the Company’s assay revenue, it can take a significant amount of time to collect upon billed tests. The Company prepares an analysis on reimbursement collections and data obtained for each financial reporting period to determine the amount of receivables to be recorded relating to tests performed in the applicable period. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Adjustments for implicit price concessions attributable to variable consideration are incorporated into the measurement of the accounts receivable balances. The Company recorded $4.7 million and $3.6 million of gross assay accounts receivable as of March 31, 2022 and December 31, 2021, respectively.

Contract Accounts Receivable

Contract accounts receivable are recorded at the net invoice value and are not interest bearing. The Company reserves specific receivables if collectability is no longer reasonably assured, and as of March 31, 2022, the Company did not maintain any reserves over contract receivables as they relate to large established credit worthy customers. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company recorded $0.3 million and $0.2 million of contract accounts receivable as of March 31, 2022 and December 31, 2021, respectively.

(j)	Net Loss Per Share

Basic and diluted net loss per share is determined by dividing net loss applicable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Because there is a net loss attributable to holders of common stock during the three months ended March 31, 2022 and 2021, the outstanding common stock warrants, stock options, restricted stock units (“RSUs”) have been excluded from the calculation of diluted loss per share of common stock because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share are the same. Diluted net loss per share of common stock for the three months ended March 31, 2022 excludes the effect of anti-dilutive equity instruments including 723,480 shares of common stock issuable upon the exercise of outstanding common stock warrants and 3,986,965 shares of common stock issuable upon the exercise stock options and release of RSUs. Diluted net loss per share of common stock for the three months ended March 31, 2021 excludes the effect of anti-dilutive equity instruments including 749,770 shares of common stock then issuable upon the exercise of outstanding warrants and 2,495,765 shares of common stock then issuable upon the exercise of stock options and release of RSUs. The Company did not consider a two-class method of loss per share given that the Company’s convertible participating securities do not participate in losses.

(k)	Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the Company’s fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$30,226	$—	$—	$30,226
Restricted cash	3,025	—	—	3,025
Marketable securities, available for sale:
Corporate debt securities	—	16,421	—	16,421
Municipal debt securities	—	5,589	—	5,589
U.S. government debt securities	—	32,043	—	32,043
Total marketable securities, available for sale	—	54,053	—	54,053
Total assets measured at fair value on a recurring basis	$33,251	$54,053	$—	$87,304

Liabilities:
Warrant liability	$—	$—	$129	$129
Total liabilities measured at fair value on a recurring basis	$—	$—	$129	$129

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$16,380	$—	$—	$16,380
Restricted cash	3,025	—	—	3,025
Marketable securities, available for sale:
Corporate debt securities	—	15,352	—	15,352
Municipal debt securities	—	7,412	—	7,412
U.S. government debt securities	—	25,685	—	25,685
Total marketable securities, available for sale	—	48,449	—	48,449
Total assets measured at fair value on a recurring basis	$19,405	$48,449	$—	$67,854

Liabilities:
Warrant liability	$—	$—	$146	$146
Total liabilities measured at fair value on a recurring basis	$—	$—	$146	$146

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

The following assumptions were used to calculate the fair value of the Company’s warrant liability using the Black-Scholes-Merton valuation model:

	Three Months Ended March 31,
	2022	2021
Assumed risk-free interest rate	2.37%	0.64%
Assumed volatility	92.77%	85.85%
Expected term	2.42 years	3.42 years
Expected dividend yield	—	—

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities (in thousands):

Balance as of December 31, 2021	$146
Change in fair value of warrant liability	(17)
Balance as of March 31, 2022	$129

As of March 31, 2022 and December 31, 2021, the Company maintains letters of credit of $3.0 million related to its lease arrangements, which are secured by money market accounts in accordance with certain of our lease agreements. The amounts are recorded at fair value using Level 1 inputs and included as restricted cash in the Company’s condensed consolidated balance sheets.

The Company believes the carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these accounts.
(l)	Accounting Pronouncement Recently Adopted

In May 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in ASU 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company adopted this guidance on January 1, 2022, and it did not have a material impact on the Company’s condensed consolidated financial statements.
(m)	Accounting Pronouncements Issued But Not Yet Effective

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on our condensed consolidated financial statements or disclosures.

2.	Balance Sheet Details

Short-Term Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of debt securities classified as available-for-sale securities by major security type and class of security as of March 31, 2022 were as follows (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Market Value
Short-term marketable securities, available-for-sale:
Corporate debt securities	$16,635	$—	$(214)	$16,421
Municipal debt securities	5,619	—	(30)	5,589
U.S. government debt securities	32,493	2	(452)	32,043
Total short-term marketable securities, available-for-sale	$54,747	$2	$(696)	$54,053

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of debt securities classified as available-for-sale securities by major security type and class of security as of December 31, 2021 were as follows (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Market Value
Short-term marketable securities, available-for-sale:
Corporate debt securities	$15,385	$—	$(33)	$15,352
Municipal debt securities	7,417	—	(5)	7,412
U.S. government debt securities	25,771	1	(87)	25,685
Total short-term marketable securities, available for sale	$48,573	$1	$(125)	$48,449

As of March 31, 2022, the estimated market value of debt securities with contractual maturities of less than twelve months was $26.0 million; the remaining debt securities that the Company held at that date had an estimated market value of $28.1 million and contractual maturities of up to 21 months. As of December 31, 2021, the estimated market value of debt securities with contractual maturities of less than twelve months was $21.2 million; the remaining debt securities that the Company held at that date had an estimated market value of $27.2 million and contractual maturities of up to 23 months.

The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. It was determined that no credit losses existed as of March 31, 2022 or December 31, 2021, because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. Gross realized gains and losses on the Company’s debt securities for the three months ended March 31, 2022 and 2021 were not significant.

Prepaid Expenses and Property and Equipment

Condensed consolidated balance sheet details are as follows (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses and other current assets:
Prepaid insurance	$1,464	$1,801
Prepaid trade shows	134	440
Prepaid software fees	698	551
Prepaid employee compensation	241	238
Other current assets	723	136
Total prepaid expenses and other current assets	$3,260	$3,166
Property and equipment, gross:
Laboratory equipment	$5,109	$4,805
Computer equipment	171	171
Furniture and fixtures	124	124
Leasehold improvements	1,074	1,074
Construction-in-progress	652	—
Total property and equipment, gross	7,130	6,174
Less accumulated depreciation	(1,989)	(1,625)
Total property and equipment, net	$5,141	$4,549

Accrued Compensation and Accrued Liabilities

Condensed consolidated balance sheet details are as follows (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation:
Accrued paid time off	$1,567	$1,245
Accrued wages, bonus and other	5,076	3,875
Total accrued compensation	$6,643	$5,120
Accrued liabilities:
Accrued consulting services	$1,824	$775
Other accrued expenses	1,217	452
Total accrued liabilities	$3,041	$1,227

3.	Stockholders’ Equity
(a)	Classes of Stock

The Company’s amended and restated certificate of incorporation authorizes it to issue 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. Both classes of stock have a par value of $0.0001 per share.

(b)	At-The Market Offering

On November 10, 2020, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $50.0 million. During 2020, the Company issued an aggregate of 951,792 shares of common stock pursuant to the Sales Agreement at a weighted average purchase price of $20.97 resulting in aggregate gross proceeds of approximately $20.0 million, reduced by $0.9 million in issuance costs, resulting in net proceeds to the Company of approximately $19.1 million. For the three months ended March 31, 2022, the Company did not issue any shares pursuant to the Sales Agreement. For the year ended December 31, 2021, the Company issued an aggregate of 530,551 shares of common stock pursuant to the Sales Agreement at a weighted average purchase price of $46.33 resulting in aggregate gross proceeds of approximately $24.6 million, reduced by $0.7 million in issuance costs, resulting in net proceeds to the Company of approximately $23.8 million.

(c)	2021 Underwritten Public Offering

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

(d)	Warrants

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

In 2021, a total of 12,120,397 SPAC Warrants were exercised, resulting in the Company’s issuance of 3,030,092 shares of common stock and the receipt of $69.7 million in gross proceeds. Between January 1, 2021 and March 31, 2021, a total of 12,060,071 SPAC Warrants were exercised, resulting in the Company’s issuance of 3,015,011 shares of common stock and the receipt of $69.3 million in gross proceeds. Outstanding SPAC Warrants totaled 2,815,853 as of March 31, 2022 and December 31, 2021, respectively. Private SPAC Warrants that were still owned by the original holder totaled 80,350 as of March 31, 2022 and December 31, 2021, respectively.

Placement Agent Warrants

In connection with several of DermTech Operations’ financings that took place between 2015 and 2018, DermTech Operations engaged a registered placement agent to assist in marketing and selling of common and preferred units. From 2015 to 2016, DermTech Operations issued 168,522 seven-year warrants to purchase one share of common stock each at an exercise price of $8.68 per share. From 2016 to 2018, DermTech Operations issued 72,658 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share. In 2020, the Company issued 15,724 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share in connection with the Company’s 2018 bridge note financing. Outstanding placement agent warrants totaled 10,039 as of March 31, 2022 and December 31, 2021, respectively.

(e)	Stock-Based Compensation

The following table sets forth assumptions used to determine the fair value of each option on the date of grant issued under the 2020 Equity Incentive Plan:

	Three Months Ended March 31,
	2022	2021
Assumed risk-free interest rate	(1)	0.52% - 1.13%
Assumed volatility	(1)	74.88% - 77.57%
Expected option term	(1)	6.08 years
Expected dividend yield	(1)	—
(1)	The Company did not grant stock options under its 2020 Equity Incentive Plan during the period.

The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the Company’s 2020 Employee Stock Purchase Plan (the “ESPP”):

Three Months Ended March 31,
	2022	2021
Assumed risk-free interest rate	0.05% - 0.22%	0.10% - 0.18%
Assumed volatility	52.58% - 64.55%	68.44% - 69.34%
Expected option term	0.49 - 0.50 years	0.49 - 0.50 years
Expected dividend yield	—	—

The Company recorded stock-based compensation expense for employee options, RSUs, the purchase rights issued under the ESPP, and consultant options of $3.9 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively. The total compensation cost related to non-vested awards not yet recognized March 31, 2022 was $52.3 million, which is expected to be recognized over a weighted average term of 2.90 years.

2010 Stock Plan

In connection with the Business Combination, the Company assumed the DermTech Operations’ Amended and Restated 2010 Stock Plan (the “2010 Plan”), which provided for the granting of incentive and non-statutory stock options and restricted stock purchase rights and bonus awards. Under the 2010 Plan, incentive and non-statutory stock options were granted at not less than 100% of the fair market value of the Company’s common stock on the date of grant. For incentive stock options granted to a ten percent shareholder under the 2010 Plan, the exercise price was not less than 110% of the fair market value of a share of stock on the effective date of grant. DermTech Operations initially reserved 1.0 million shares of common stock for issuance to its employees, non-employee directors and consultants. The 2010 Plan included a provision which annually increased the amount of common stock reserved for issuance under the 2010 Plan. The contractual term of options granted under the 2010 Plan was ten years. Vesting provisions varied based on the specific terms of the individual option awards. At the Company’s annual meeting held on May 26, 2020, the Company’s shareholders voted to approve the DermTech, Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which terminated the 2010 Plan. No additional awards will be granted under the 2010 Plan, however, all outstanding awards under the 2010 Plan remain in effect. No shares remained available for issuance pursuant to future grants under the 2010 Plan as of March 31, 2022 and December 31, 2021, respectively.

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

The 2020 Plan authorizes the Company to issue up to 1,900,000 shares of the Company’s common stock pursuant to awards granted under the 2020 Plan, plus the number of shares underlying any stock option and other stock-based awards previously granted under the 2010 Plan that are forfeited, canceled, or terminated (other than by exercise) on or after May 26, 2020; provided that no more than 1,400,000 shares may be added to the 2020 Plan pursuant to such forfeitures, cancellations and terminations. In addition, the number of shares available for issuance under the 2020 Plan will automatically increase on the first day of each fiscal year beginning in fiscal year 2021 and ending on the second day of fiscal year 2025, by an amount equal to the smaller of (i) 3.5% of the number of shares of common stock outstanding on such date and (ii) an amount determined by the administrator of the 2020 Plan. The 2020 Plan will expire on April 12, 2030 or an earlier date approved by a vote of the Company’s stockholders or board of directors. The contractual term of options granted under the 2020 Plan is not more than ten years. Vesting provisions vary based on the specific terms of the individual option awards. 1,202,802 shares remained available for future grant under the 2020 Plan as of March 31, 2022.

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

The ESPP authorizes the Company to issue up to 400,000 shares of the Company’s common stock. In addition, the number of shares available for issuance under the ESPP will automatically increase on the first day of each of the Company’s fiscal years beginning in 2021 and ending on the first day of 2030, in an amount equal to the lesser of (i) 300,000 shares, (ii) 1% of the shares of Company common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the board of directors, subject to adjustment upon changes in capitalization of the Company. On February 28, 2021 and August 31, 2021, the Company issued 39,960 and 18,155 shares of its common stock, respectively, pursuant to scheduled purchases under the ESPP. As of December 31, 2021, 549,289 shares of common stock were reserved for future issuance under the ESPP. On January 1, 2022, an additional 297,729 shares became available under the ESPP pursuant to an automatic annual increase. On February 28, 2022, the Company issued 47,339 shares of its common stock pursuant to scheduled purchases under the ESPP.  799,679 shares remained available for future grant under the ESPP as of March 31, 2022.

Management Warrants

Warrants to purchase DermTech Operations common stock were issued to executive officers of DermTech Operations in lieu of issuing certain stock options (the “Management Warrants”). The Management Warrants were assumed by the Company in connection with the Business Combination. The Management Warrants have a ten-year life and are exercisable for Company common stock at $1.08 per share. The Management Warrants vested monthly over a four-year period. For the three months ended March 31, 2022, the Company issued 11,101 shares of common stock pursuant to the exercise of Management Warrants. Outstanding Management Warrants totaled 9,219 and 20,320 at March 31, 2022 and December 31, 2021, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Warrants to purchase common stock	20	31
SPAC Warrants to purchase common stock*	704	704
Stock options issued and outstanding	1,654	1,721
Restricted stock units issued and outstanding	2,333	983
Authorized for future equity grants	1,203	603
Authorized for future ESPP purchases	800	549
Total common stock reserved for future issuance	6,714	4,591

*Four SPAC Warrants are needed to purchase one share of common stock. The numbers presented above reflect the amount of shares of common stock underlying SPAC Warrants.

4.	Leases, Commitments and Contingencies

Finance Leases

The Company leases certain laboratory equipment from various third parties, through equipment finance leases (previously referred to as “capital leases”). These leases either include a bargain purchase option or the terms of the leases are at least 75 percent of the useful lives of the assets and are therefore classified as finance leases. These leases are capitalized in property and equipment, net on the accompanying condensed consolidated balance sheets. Initial asset values and finance lease obligations are based on the present value of future minimum lease payments. Gross assets recorded under finance leases were $0.4 million as of March 31, 2022 and December 31, 2021. Accumulated amortization associated with finance leases was $0.1 million as of March 31, 2022 and December 31, 2021. Total finance lease interest expense was approximately $3,000 and $4,000 for the three months ended March 31, 2022 and 2021, respectively, and is included within interest income, net on the condensed consolidated statements of operations. Long-term finance lease obligations are as follows (in thousands):

	March 31, 2022	December 31, 2021
Gross finance lease obligations	$231	$274
Less imputed interest	(14)	(17)
Present value of net minimum lease payments	217	257
Less current portion of finance lease obligations	(112)	(121)
Total long-term finance lease obligations	$105	$136

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

During year ended December 31, 2021, the Company took initial possession of the first phase of its corporate headquarters, and the Company capitalized a right-of-use asset and related lease liability of $5.7 million associated with the first phase. During the three months ended March 31, 2022, the lease for the second phase of the Company’s corporate headquarters commenced and the Company capitalized a right of use asset and related lease liability of $15.8 million. The extension option periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such extension options. Pending execution of the Landlord's obligations to prepare leased spaces for occupancy, the Company expects the operating leases for the additional office and laboratory space to commence on various dates in the year ending December 31, 2022. The Company has an estimated future lease payment obligation of approximately $41.1 million related to corporate office facilities that were in the process of being built-out as of March 31, 2022. The lease liabilities and the corresponding right-of-use assets associated with these lease obligations will be recorded upon the commencement date of the operating leases using the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term and at an amount equal to the lease payments in a similar economic environment. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the U.S. Treasury rate and an indicative Moody’s rating for operating leases.

In connection with this operating lease, in lieu of a cash security deposit, the Company’s bank issued a letter of credit on its behalf, which is secured by a deposit totaling $3.0 million and is included in restricted cash on the condensed consolidated balance sheet based on the term of the underlying lease. As of March 31, 2022, none of the standby letter of credit amount has been used.

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

The components of lease expense for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost
Operating lease cost	$623	$319
Variable lease costs	190	171
Total operating lease cost	$813	$490

Finance lease cost
Amortization of leased assets	$20	$17
Interest on lease liabilities	3	4
Total finance lease cost	$23	$21

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$485	$340
Operating cash flows from finance leases	$3	$4
Financing cash flows from finance leases	$40	$27
Right-of-use assets obtained in exchange for new operating lease obligations	$15,755	$2,831

Weighted-average remaining lease term of operating leases (in years)	10.44	2.17
Weighted-average remaining lease term of finance leases (in years)	2.16	2.75
Weighted-average discount rate for operating leases	6.14%	4.04%
Weighted-average discount rate for finance leases	5.64%	5.54%

The Company’s future minimum lease payments under operating and finance leases at March 31, 2022 are as follows (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Operating lease obligations, including interest	$1,970	$2,812	$2,637	$2,716	$2,798	$18,909	$31,842
Finance lease obligations, including interest	89	122	8	8	4	—	231
Total future minimum lease payments	$2,059	$2,934	$2,645	$2,724	$2,802	$18,909	$32,073

Amounts presented in the table above exclude non-cancelable future minimum lease payments for operating leases that have not commenced as of March 31, 2022.

Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
5.	Related Party Transactions

During 2021 and 2022, the Company engaged EVERSANA Life Science Services, LLC (“EVERSANA”) to provide certain marketing services to the Company. Leana Wood, the spouse of Todd Wood, the Company’s Chief Commercial Offer, is an employee of EVERSANA. The Company incurred $0.7 million and $0.4 million in costs for the three months ended March 31, 2022 and 2021, respectively.

On October 1, 2019, the Company entered into a consulting agreement with Michael Dobak pursuant to which the Company will compensate Michael Dobak, in an amount not to exceed $100,000, for certain public relations and marketing services. On July 28, 2020, the Company and Michael Dobak entered into an amendment to such consulting agreement to modify the terms of Michael Dobak’s compensation. The amended consulting agreement compensated Michael Dobak $15,000 per month for the period May 11, 2020 through September 30, 2020 and also granted him a restricted stock unit award that fully vested in a single installment on August 31, 2020 and represented the contingent right to receive 5,000 shares of common stock on January 2, 2021. On November 11, 2020, the Company and Michael Dobak entered into an amendment to such consulting agreement to extend the term through December 31, 2020 with a continued monthly payment of $15,000. On February 26, 2021, the Company and Michael Dobak agreed to extend his agreement through April 30, 2021 with a revised monthly payment of $20,000. Michael Dobak is the brother of Dr. John Dobak, the Company’s Chief Executive Officer. The Company incurred zero and $0.1 million in costs for the three months ended March 31, 2022 and 2021, respectively.

There were no other related party transactions identified for the three months ended March 31, 2022 and 2021.
6.	Subsequent Events

Del Mar Lease Amendments

In April 2022, the Company entered into two amendments to the Del Mar Lease. Pursuant to the first amendment to the Del Mar Lease, the Company elected to utilize a one-time increase in an allowance provided under the Del Mar Lease to make certain improvements to the Entire Premises. As a result, the Company will pay an increased monthly base rent to the Landlord, in order to repay costs relating to the additional design and construction. Pursuant to the second amendment to the Del Mar Lease, the Company elected to expand the Entire Premises to include 14,085 rentable and usable square feet comprising the executive parking level (the “Expansion Premises”). The Landlord will tender possession of the Expansion Premises following substantial completion of improvements, pursuant to an agreed upon work letter. As the Landlord tenders possession of the Expansion Premises, the Company will be obligated to pay the Landlord increased monthly installments of base rent for the Expansion Premises.

The Company considered subsequent events through May 3, 2022, the date the condensed consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Discussion and Analysis of Financial Condition and Results of Operations of DermTech, Inc. (together with its subsidiaries, “DermTech,” “we,” “us,” “our” or the “Company”) should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 10, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are intended to be covered by the “safe harbor” created by those sections. All statements, other than statements of historical facts, contained in this report, including statements regarding DermTech’s or its management’s intentions, beliefs, expectations and strategies for the future, are forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this report, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward-looking statements. The risks and uncertainties that could cause actual results to differ materially are more fully described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

We are initially commercializing tests that will address unmet needs in the diagnostic pathway of pigmented skin lesions, such as moles or dark colored skin spots. The DMT facilitates the clinical assessment of pigmented skin lesions for melanoma. We have initially marketed this test directly to a concentrated group of dermatology clinicians and are currently expanding marketing efforts to a broader group of dermatology clinicians. The simple application of our Smart Sticker to collect samples non-invasively may allow us to eventually market the DMT to primary care physicians more broadly, beyond integrated primary care networks, and expand our efforts through telemedicine channels. We process our tests in our high complexity molecular laboratory that is certified under CLIA, College of American Pathologists accredited and New York licensed. We also provide laboratory services to several pharmaceutical companies that access our technology on a contract basis within their clinical trials or other studies to better advance new drugs.

Events, Trends and Uncertainties

The DMT (without the add-on test for TERT) became eligible for Medicare reimbursement on February 10, 2020. Each reference to the DMT in this paragraph refers only to the DMT without the add-on test for TERT. In late October 2019, the American Medical Association provided us with a PLA Code. Pricing of $760 for the PLA Code was published on December 24, 2019 as part of the Clinical Laboratory Fee Schedule for 2020. The final Local Coverage Determination, or LCD, expanded the coverage proposal in the draft LCD from one to two tests per date of service and it allows clinicians to order the DMT if they have sufficient skill and experience to decide whether a pigmented lesion should be biopsied. Our local Medicare Administrative Contractor, Noridian has issued its own Local Coverage Decision, or Noridian’s LCD, announcing coverage of the DMT. Even though the effective date of Noridian’s LCD was June 7, 2020, Noridian began reimbursing us for the DMT as of February 10, 2020. With Medicare coverage granted, we have the opportunity to approach commercial payors, and as a result, we believe that the DMT may generate significant revenues in 2022 and 2023. No LCD currently covers the optional add-on test for TERT available to those ordering the DMT.

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

Revenue Effects Related to COVID-19 Pandemic

Assay Revenue

Beginning in March 2020 and continuing through the first quarter of 2022, the ongoing COVID-19 pandemic has reduced patient access to clinician offices for in-person testing and reduced access by our sales force for in-office sales calls, which has resulted in a reduced volume of billable samples received relative to our pre-pandemic expectations. April 2020 billable sample volume was down by approximately 80%, commensurate with the closure of dermatology offices, compared to the average monthly billable sample volume for the two months preceding the beginning of the COVID-19 stay-at-home orders. Despite the downturn in billable samples in April 2020, we saw a stabilization of billable sample volume throughout the rest of the second quarter of 2020 and through the first quarter of 2022 as various states and dermatology offices reopened throughout the country. Despite not all dermatology practices returning to full operations, billable sample volume first exceeded pre‑pandemic levels in July 2020. Billable sample volume for the three months ended March 31, 2022 was 22% higher compared to billable sample volume for the three months ended December 31, 2021. Billable sample volume for the three months ended March 31, 2022 was 53% higher than billable sample volume for the three months ended March 31, 2021. Billable sample volumes could again be negatively impacted by the ongoing COVID-19 pandemic, including as a result of any resurgence of the virus or its variants.

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

In July 2021, we launched another telemedicine option available to patients through the DermTech Connect mobile application, where permitted by law and consistent with applicable standards of care and practice guidelines. DermTech Connect enables a user to take a picture of a suspicious lesion with their phone and submit the picture to an independent clinician to assess the lesion. As of the date of this report, DermTech Connect is only available to patients of clinicians subscribed to DermTech Connect in 44 states and remains limited in operations. Subscribing clinicians utilizing DermTech Connect charge a pre-determined amount for the patient services and no claims are submitted for reimbursement of the clinical telemedicine services. These subscribing clinicians pay DermTech a fixed amount for use of the DermTech Connect platform. The clinician can also determine, if they deem it medically necessary, to order the DMT, in which case a Smart Sticker Collection Kit is mailed to the patient, followed by at-home self-collection with remote virtual supervision by a DermTech patient liaison. Many state laws and regulations impose various requirements on the practice of telemedicine, the regulatory landscape is evolving and DermTech Connect is not, and may not become, available in all states. The telemedicine market is relatively new and unproven, especially within dermatology, and it is uncertain whether the telemedicine options for the DMT will achieve and sustain high levels of demand, consumer acceptance and market adoption, as well as face challenges in the regulatory landscape, which is complex and evolving.

While and to the extent that the COVID-19 pandemic continues (including as a result of clinician offices closing again due to a COVID-19 outbreak within the practice, or patients avoiding in-person visits to the dermatology clinic for fear of contracting COVID-19 or any of its viral variants), our revenues will depend to an extent on the willingness of clinicians and their patients to use our telemedicine option for the DMT, as well as on our ability to demonstrate the value of our telemedicine option to health plans and other purchasers of healthcare for beneficiaries. The duration and extent of the effects of the ongoing COVID-19 pandemic are uncertain and have, and may again in the future, adversely affect our revenues by reducing access to clinician offices by patients for in-person testing and by our sales force for in-office sales calls.

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

The COVID-19 pandemic has negatively affected and may again in the future negatively affect our pharmaceutical customers’ clinical trials. The extent of such effect on our future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic on our pharmaceutical customers’ clinical trials.

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

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses are primarily related to our specialty field sales force, market research, reimbursement efforts, conference attendance, public relations, and general marketing. We expect these expenses to increase significantly as we expand our direct consumer marketing efforts and continue to add to our specialty sales force, marketing and payor access teams throughout 2022.

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

General and Administrative Expenses

Our general and administrative expenses consist of senior management compensation, consulting, legal, billing and collections, human resources, information technology, accounting, insurance, and general business expenses. We expect our general and administrative expenses, especially employee-related costs, including stock-based compensation, insurance, accounting, and legal fees, to continue to increase due to operating as a publicly traded company, particularly as we are now subject to additional requirements as a large accelerated filer.

Financing Activities

2020 At-The-Market Offering

On November 10, 2020, the Company entered into a sales agreement with Cowen relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $50.0 million. During 2020, the Company issued an aggregate of 951,792 shares of common stock pursuant to the sales agreement at a weighted average purchase price of $20.97, resulting in aggregate gross proceeds of approximately $20.0 million. During 2021, the Company issued an aggregate of 530,551 shares of common stock pursuant to the sales agreement at a weighted average purchase price of $46.33 resulting in aggregate gross proceeds of approximately $24.6 million, reduced by $0.7 million in issuance costs, resulting in net proceeds to the Company of approximately $23.8 million. The Company did not issue or sell any shares of common stock pursuant to the sales agreement in the first quarter of 2022.

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

Results of Operations

Three Months Ended March 31, 2022 and March 31, 2021

Assay Revenue

Assay revenues grew $1.3 million, or 61%, to $3.5 million for the three months ended March 31, 2022 compared to $2.2 million for the three months ended March 31, 2021. Billable samples increased to approximately 14,370 for the three months ended March 31, 2022 compared to approximately 9,400 for the three months ended March 31, 2021. Sample volume is dependent on two major factors: the number of clinicians who order an assay in any given quarter and the number of assays ordered by each clinician during the period. The number of ordering clinicians and the utilization per clinician can vary based on a number of factors including the types of patients presenting skin cancer conditions, clinician reimbursement, office workflow, market awareness, clinician education and other factors. The ongoing COVID-19 pandemic has negatively affected and may continue to negatively affect our assay revenue by, among other things, limiting patient access to clinician offices for in-person testing and limiting access by our sales force for in-office sales calls. Additionally, assay revenue increased due, in part, to our new contracts with Blue Shield of California, Blue Cross Blue Shield of Texas and Blue Cross Blue Shield of Illinois.

Contract Revenue

Contract revenues with pharmaceutical companies decreased $0.1 million, or 40%, to $0.2 million for the three months ended March 31, 2022, compared to $0.3 million for the three months ended March 31, 2021. Contract revenue can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors. The ongoing COVID-19 pandemic has negatively affected and may continue to negatively affect our pharmaceutical customers’ clinical trials. The extent of such effect on our future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic on our pharmaceutical customers’ clinical trials. Many of our contracts with third parties are structured to contain milestone billing payments, which typically are advanced payments on work yet to be performed. These advanced payments are structured to help fund operations and are included in deferred revenue as the work has not yet been performed. As of March 31, 2022, the deferred revenue amount for these contracts, which is the advanced payments minus the value of work performed, was $1.4 million. These advanced payments will remain in deferred revenue until we process the laboratory portion of the contracts allowing us to recognize the revenue.

Cost of Revenue

Cost of revenues increased $1.6 million, or 80%, to $3.6 million for the three months ended March 31, 2022 compared to $2.0 million for the three months ended March 31, 2021. The increase was largely attributable to a higher billable sample volume in 2022, and higher consulting and software costs. As of March 31, 2022, a large portion of the costs of revenue are fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. The variable cost of revenue expenses incurred primarily relate to compensation-related costs for our laboratory scientists and technicians, laboratory supplies, shipping costs, equipment maintenance, and utilities. We remain committed to continuing the automation of our laboratory processes in order to become more cost efficient and productive.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased $8.9 million, or 137%, to $15.4 million for the three months ended March 31, 2022 compared to $6.5 million for the three months ended March 31, 2021. The increase was primarily attributable to higher compensation-related costs from the expansion of the commercial team, increased spending on marketing and payor infrastructure and activities, and additional consulting, software and travel expenses. We expect to add to our specialty sales force, marketing and payor access teams throughout 2022 and 2023, and increase spending on direct-to-consumer marketing campaigns, which would collectively increase our sales and marketing expenses significantly.

Research and Development

R&D expenses increased $4.0 million, or 182%, to $6.3 million for the three months ended March 31, 2022 compared to $2.3 million for the three months ended March 31, 2021. The increase was due to higher compensation costs of expanding the R&D team, including the addition of a new Chief Medical Officer, increased clinical trial costs and increased spending on laboratory supplies to support new product development. We expect these expenses to increase as we continue to grow the R&D team and focus on the development of our Luminate test, our basal and squamous cell skin cancer assays and other products in our pipeline.

General and Administrative

General and administrative expenses increased $3.4 million, or 66%, to $8.6 million for the three months ended March 31, 2022 compared to $5.2 million for the three months ended March 31, 2021. The increase was primarily due to higher payroll-related costs and stock-based compensation as we continue to add additional infrastructure such as human resources, billing, information technology and legal resources, and higher consulting expenses, audit fees, and insurance.

Interest Income, net

Interest income, net for the three months ended March 31, 2022 was $0.1 million compared to interest income, net of $34,000 for the three months ended March 31, 2021. Interest income, net for the three months ended March 31, 2022 consists primarily of interest earned on our short-term marketable securities.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended March 31, 2022 was a gain of $17,000 compared to a loss of $1.7 million for the three months ended March 31, 2021. The change in fair value of warrant liability is calculated by adjusting the value of the outstanding Private SPAC Warrants held by original holders to the current market value at each reporting period.

Liquidity and Capital Resources

We have never been profitable and have historically incurred substantial net losses, including net losses of $36.5 million for the twelve months ended December 31, 2020, $78.3 million for the twelve months ended December 31, 2021 and $30.1 million for the three months ended March 31, 2022. As of March 31, 2022, our accumulated deficit was $236.5 million. For the three months ended March 31, 2022, we had negative operating cash flow of $24.8 million. At the end of 2020 and throughout 2021, we raised approximately $44.5 million in gross proceeds facilitated through our At-the-Market Offering. In addition, we completed the 2021 Underwritten Public Offering in January 2021, which raised a total of $143.7 million in gross proceeds. We have historically financed operations through private placement and public equity offerings.

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

As of March 31, 2022, our cash and cash equivalents totaled approximately $145.1 million and short-term marketable securities totaled approximately $54.1 million. Based on our current business operations, we believe our current cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. While we believe we have enough capital to fund anticipated operating costs for at least the next 12 months, we expect to incur significant additional operating losses over at least the next several years. We anticipate that we will raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements in order to support our planned operations and to continue developing and commercializing genomic tests. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments or to take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including:

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

Cash Flow Analysis

Three Months Ended March 31, 2022

Net cash used in operating activities for the three months ended March 31, 2022 totaled $24.8 million, primarily driven by the $30.1 million net loss offset partially by non-cash related items, including $3.9 million in stock-based compensation, $0.7 million in amortization of premiums, net of accretion of discounts on marketable securities, $0.4 million in amortization of operating lease right of use assets and $0.4 million in depreciation. In addition, we had a cash inflow of $1.5 million from the increase in accrued compensation and $0.2 million from the increase in accounts payable, accrued liabilities and deferred revenue, which was offset by a cash outflow of $1.1 million through the increase of accounts receivable, $0.3 million through the increase of inventory, $0.1 million through the increase of prepaid expenses and other current assets and $0.3 million through the decrease of the operating lease liability.

Net cash used in investing activities for the three months ended March 31, 2022 totaled $7.5 million, which related to the outflow from the purchase of $13.7 million of marketable securities and $0.6 million from the purchase of equipment, offset by the inflow from the sale and maturity of marketable securities of $6.8 million. Additional laboratory equipment investment will be needed to install complex automation systems and other genomic testing equipment needed to expand testing capacity.

Net cash provided by financing activities for the three months ended March 31, 2022 totaled $0.5 million, which was driven by $0.5 million in proceeds from contributions from our employee stock purchase plan.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Significant Judgments and Estimates

Critical accounting policies, significant judgments, and estimates are those that we believe are most important for the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and disclosed in Note 1(h) of the condensed consolidated financial statements herein.

Recent Accounting Pronouncements

See Item 1 of Part I, Note 1(l) and Note 1(m) of the condensed consolidated financial statements herein.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting discussed in Part I, Item 9A—Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2021.

Material Weakness in Internal Over Financial Reporting

A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As the Company could not conclude that controls over the completeness, existence and accuracy of assay revenue and accounts receivable were designed and operating effectively as of December 31, 2021, the Company identified a material weakness in its controls over the financial reporting related to our assay revenue and accounts receivable process. Management identified the need to enhance our risk assessment process, enhance communications with our third-party service organization, and reassess the assay revenue and accounts receivable process to ensure appropriate design and operating effectiveness of controls.

Plan of Remediation of Material Weakness

To remediate these material weaknesses in our internal control over financial reporting related to assay revenue and accounts receivable described in Part I, Item 9A—Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2021, we plan to implement or improve documentation of alternative internal control procedures to verify the completeness and accuracy of customer contracts received and the delivery of test results. The material weakness cannot be considered remediated until the controls operate for a sufficient period and management has concluded, through testing, that our internal controls are operating effectively.

Other than the changes made in remediating the material weakness described above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between January 5, 2022 and March 5, 2022, we issued an aggregate of 11,101 shares of common stock pursuant to the exercise of management warrants that were issued by DermTech Operations and assumed by us in connection with the Business Combination. These warrants had an exercise price of $1.08 per share and were exercised for an aggregate exercise price of $11,989.

The issuances of the shares were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. The recipients of the shares represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the securities.

Item 6. Exhibits.

The following documents are filed as part of this Form 10-Q.

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended		10-Q	001-38118	11/10/20
3.2	Bylaws of the Company		10-K	001-38118	3/11/20
10.1*	2022 Inducement Equity Incentive Plan		S-8	333-263484	3/11/22
10.2*	Form of Stock Option Grant Notice and Stock Option Agreement under the DermTech, Inc. 2022 Inducement Equity Incentive Plan		S-8	333-263484	3/11/22
10.3*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the DermTech, Inc. 2022 Inducement Equity Incentive Plan		S-8	333-263484	3/11/22
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL.	X

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

DermTech, Inc.

Date: May 3, 2022	By:	/s/ John Dobak
John Dobak, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2022	By:	/s/ Kevin Sun
Kevin Sun
Chief Financial Officer (Principal Financial and Accounting Officer)