Form 10-Q
period 2022-06-30
DermTech, Inc.
filed 2022-08-08
CIK 1651944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________
FORM 10-Q
________________________
Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-38118
________________________
DERMTECH, INC.
(Exact Name of Registrant as Specified in its Charter)
________________________

Delaware	84-2870849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11099 N. Torrey Pines Road, Suite 100 La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 450-4222
________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2022, the registrant had 30,039,946 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DERMTECH, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$120,333	$176,882
Short-term marketable securities	53,457	48,449
Accounts receivable	5,962	3,847
Inventory	1,432	480
Prepaid expenses and other current assets	2,681	3,166
Total current assets	183,865	232,824
Property and equipment, net	4,916	4,549
Operating lease right-of-use assets	23,694	7,744
Restricted cash	3,470	3,025
Other assets	167	167
Total assets	$216,112	$248,309
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$861	$2,880
Accrued compensation	7,818	5,120
Accrued liabilities	3,272	1,227
Short-term deferred revenue	1,310	1,380
Current portion of operating lease liabilities	1,693	1,453
Current portion of finance lease obligations	134	121
Total current liabilities	15,088	12,181
Warrant liability	24	146
Long-term finance lease obligations, less current portion	111	136
Operating lease liabilities, long-term	22,312	6,148
Total liabilities	37,535	18,611
Stockholders’ equity:
Common stock, $0.0001 par value per share; 50,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 30,038,447 and 29,772,922 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	445,491	436,183
Accumulated other comprehensive loss	(865)	(124)
Accumulated deficit	(266,052)	(206,364)
Total stockholders’ equity	178,577	229,698
Total liabilities and stockholders’ equity	$216,112	$248,309
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Assay revenue	$4,147	$2,910	$7,665	$5,100
Contract revenue	86	209	286	543
Total revenues	4,233	3,119	7,951	5,643
Cost of revenues:
Cost of assay revenue	3,236	2,604	6,766	4,575
Cost of contract revenue	37	20	61	51
Total cost of revenues	3,273	2,624	6,827	4,626
Gross profit	960	495	1,124	1,017
Operating expenses:
Sales and marketing	15,001	7,907	30,444	14,419
Research and development	6,915	3,594	13,253	5,845
General and administrative	8,878	6,301	17,452	11,473
Total operating expenses	30,794	17,802	61,149	31,737
Loss from operations	(29,834)	(17,307)	(60,025)	(30,720)
Other income/(expense):
Interest income, net	149	35	215	69
Change in fair value of warrant liability	105	170	122	(1,519)
Total other income/(expense)	254	205	337	(1,450)
Net loss	$(29,580)	$(17,102)	$(59,688)	$(32,170)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	29,964,849	28,979,148	29,904,972	28,070,539
Net loss per share of common stock outstanding, basic and diluted	$(0.99)	$(0.59)	$(2.00)	$(1.15)
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(29,580)	$(17,102)	$(59,688)	$(32,170)
Unrealized net (loss)/gain on available-for-sale marketable securities	(171)	(6)	(741)	3
Comprehensive loss	$(29,751)	$(17,108)	$(60,429)	$(32,167)
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2021	29,772,922	$3	$436,183	$(124)	$(206,364)	$229,698
Issuance of common stock from option exercises and RSU releases	109,275	—	40	—	—	40
Issuance of common stock from warrant exercises	11,101	—	12	—	—	12
Issuance of common stock from Employee Stock Purchase Plan	47,339	—	515	—	—	515
Unrealized net loss on available-for-sale marketable securities	—	—	—	(570)	—	(570)
Stock-based compensation	—	—	3,894	—	—	3,894
Net loss	—	—	—	—	(30,108)	(30,108)
Balance, March 31, 2022	29,940,637	$3	$440,644	$(694)	$(236,472)	$203,481
Issuance of common stock from RSU releases	88,591	—	—	—	—	—
Issuance of common stock from warrant exercises	9,219	—	10	—	—	10
Unrealized net loss on available-for-sale marketable securities	—	—	—	(171)	—	(171)
Stock-based compensation	—	—	4,837	—	—	4,837
Net loss	—	—	—	—	(29,580)	(29,580)
Balance, June 30, 2022	30,038,447	$3	$445,491	$(865)	$(266,052)	$178,577
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2020	20,740,413	$2	$189,868	$(1)	$(128,029)	$61,840
Issuance of common stock at $29.50 per share, net of $9.1 million in issuance costs	4,872,881	1	134,581	—	—	134,582
Issuance of common stock from option exercises and RSU releases	176,673	—	408	—	—	408
Issuance of common stock from warrant exercises	3,089,325	—	72,081	—	—	72,081
Issuance of common stock from Employee Stock Purchase Plan	39,960	—	392	—	—	392
Unrealized net gain on available-for-sale marketable securities	—	—	—	9	—	9
Stock-based compensation	—	—	2,172	—	—	2,172
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	—	—	411	—	—	411
Net loss	—	—	—	—	(15,068)	(15,068)
Balance, March 31, 2021	28,919,252	$3	$399,913	$8	$(143,097)	$256,827
Issuance of common stock from option exercises and RSU releases	157,277	—	188	—	—	188
Issuance of common stock at a weighted average price of $46.33 through at-the market offering, net of $0.7 million in issuance costs	530,551	—	23,836	—	—	23,836
Issuance of common stock from warrant exercises	314	—	5	—	—	5
Unrealized net loss on available-for-sale marketable securities	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	3,538	—	—	3,538
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	—	—	23	—	—	23
Net loss	—	—	—	—	(17,102)	$(17,102)
Balance, June 30, 2021	29,607,394	$3	$427,503	$2	$(160,199)	$267,309
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(59,688)	$(32,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	766	401
Change in fair value of warrant liability	(122)	1,519
Amortization of operating lease right-of-use assets	1,109	582
Stock-based compensation	8,731	5,710
Amortization of premiums, net of accretion of discounts on marketable securities	283	337
Loss on disposal of equipment	285	13
Changes in operating assets and liabilities:
Accounts receivable	(2,115)	(705)
Inventory	(952)	(393)
Prepaid expenses and other current assets	483	152
Operating lease liabilities, net	(654)	(328)
Accounts payable, accrued liabilities and deferred revenue	(53)	263
Accrued compensation	2,698	1,092
Net cash used in operating activities	(49,229)	(23,527)
Cash flows from investing activities:
Purchases of marketable securities	(20,171)	(4,899)
Maturities of marketable securities	14,139	5,450
Purchases of property and equipment	(1,360)	(944)
Net cash used in investing activities	(7,392)	(393)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with public follow-on offering, net	—	134,582
Proceeds from issuance of common stock in connection with at-the-market offering, net	—	23,836
Proceeds from exercise of common stock warrants	22	69,928
Proceeds from RSU releases (par value only) and the exercise of stock options	40	596
Proceeds from contributions to the employee stock purchase plan	515	392
Principal repayments of capital lease obligations	(60)	(53)
Net cash provided by financing activities	517	229,281
Net (decrease)/increase in cash, cash equivalents and restricted cash	(56,104)	205,361
Cash, cash equivalents and restricted cash, beginning of period	179,907	24,248
Cash, cash equivalents and restricted cash, end of period	$123,803	$229,609

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$120,333	$229,609
Restricted cash	3,470	—
Total cash, cash equivalents and restricted cash	$123,803	$229,609

Supplemental cash flow information:
Cash paid for interest on finance lease obligations	$7	$8
Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment recorded in accounts payable	$11	$24
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	$—	$434
Cashless exercise of common stock warrants	$—	$2,158
Right-of-use assets obtained in exchange for lease obligations	$17,059	$2,831
Property and equipment acquired under finance leases	$48	$—
Change in net unrealized (losses)/gains on available-for-sale marketable securities	$(741)	$3
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
The Company is a molecular diagnostic company developing and marketing its Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) laboratory services including genomic tests to facilitate the diagnosis of dermatologic conditions including melanoma. The Company has developed a proprietary, non-invasive technique for sampling the surface layers of the skin using an adhesive patch called the DermTech Smart Sticker™ (the “Smart Sticker”) to collect biological information for commercial applications in the medical diagnostic field.
From the end of the first quarter of 2020 and through the second quarter of 2022, there has been a widespread worldwide impact from the COVID-19 pandemic. The Company is considered an essential business due to the importance of early melanoma detection, which has allowed the Company’s CLIA laboratory to remain fully operational. The Company implemented additional safety measures in accordance with Centers for Disease Control and Prevention (“CDC”), Occupational Safety and Health Administration (“OSHA”) and other guidance within its CLIA laboratory operations. Additionally, and during this time, the Company transitioned administrative functions to predominantly remote work. Beginning in March 2020 and continuing through the second quarter of 2022, the ongoing COVID-19 pandemic has reduced patient access to clinician offices for in-person testing and reduced access by the Company’s sales force for in-office sales calls, which has resulted in a reduced volume of billable samples received during the second quarter of 2022 relative to the Company’s pre-pandemic expectations. The Company expects the ongoing COVID-19 pandemic to continue to adversely impact billable sample volume until patient access to in-person testing fully resumes, in-office access by the Company’s sales force returns to pre-pandemic levels, or telemedicine options are more widely adopted. Additionally, the ongoing COVID-19 pandemic has negatively affected and may continue to negatively affect the Company’s pharmaceutical customers’ clinical trials. The extent to which the COVID-19 pandemic will affect the Company’s future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic, including the effects on the Company’s pharmaceutical customers’ clinical trials.
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

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2022, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(c)    Reclassifications
Certain prior period information on the condensed consolidated statement of cash flows for the six months ended June 30, 2021 has been reclassified to conform to the current year presentation as a result of adopting Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). These reclassifications did not have an impact on net cash flows. For additional disclosure and detail, see Note 4 of the notes to the unaudited condensed consolidated financial statements, “Adoption of ASC 842.”
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
(f)    Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation. Property and equipment consists mainly of assets such as leasehold improvements, office, computer and laboratory equipment, including laboratory equipment acquired under finance lease arrangements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to eleven years. Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the useful life of the asset. The Company recorded depreciation expense of $0.4 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, which includes amortization of laboratory equipment acquired under finance leases (previously referred to as “capital leases”) of $21,000 and $17,000 for the three months ended June 30, 2022 and 2021, respectively. The Company recorded depreciation expense of $0.8 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively, which includes amortization of laboratory equipment acquired under finance leases of $41,000 and $34,000 for the six months ended June 30, 2022 and 2021, respectively.

Amortization of assets that are recorded under finance leases in depreciation expense is included in cost of revenues on the condensed consolidated statements of operations. Gross assets recorded under finance leases were $0.4 million as of June 30, 2022 and December 31, 2021. Accumulated amortization associated with finance leases was $0.1 million as of June 30, 2022 and December 31, 2021. Maintenance and repairs are expensed as incurred, and material improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the condensed consolidated statements of operations in the period realized. The Company disposed of $0.3 million of equipment for the three months ended June 30, 2022 and no equipment for the three months ended June 30, 2021. The Company disposed of $0.3 million and $13,000 of equipment for the six months ended June 30, 2022 and 2021, respectively. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses for the three or six months ended June 30, 2022 and 2021.
(g)    Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. As of June 30, 2022, the Company maintained $87.1 million in a sweep account, which maintains cash balances throughout various interest-bearing bank accounts under the $250,000 insurance limit provided by the Federal Deposit Insurance Corporation for one federally insured financial institution. Approximately $2.5 million was held in excess of the Federal Deposit Insurance Corporation insured limit as of June 30, 2022. The Company has not experienced any losses in such accounts.
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
Assay Revenue
The Company generates revenues from its Pigmented Lesion Assay (“PLA”) and PLAplus (now referred to as the DermTech Melanoma Test or “DMT” which may consist at the option of the ordering clinician of either (i) the PLA or (ii) the PLA and PLAplus), which assists a clinician’s diagnosis of melanoma in patients. The Company provides prescribing clinicians with its Smart Sticker to perform non-invasive skin biopsies of clinically ambiguous pigmented skin lesions on patients. The Company also offers clinicians a telemedicine solution where they can request the Smart Sticker collection kit be sent to the patient’s home for a clinician-guided remote collection on ambiguous pigmented skin lesions. A patient can also initiate the process by downloading the Company’s telemedicine app, DermTech Connect, which uses store-and-forward technology to allow the patient to take a picture of a suspicious lesion with their phone and have the picture reviewed by an independent clinician who is subscribing to the DermTech Connect platform to assess the suspicious lesion, and if medically necessary, order a DMT where a collection kit would be sent to the patient’s home. The DermTech Connect app and telemedicine service were initially beta tested in Florida and is currently available in most states where permitted by law and applicable standards of practice guidelines. Once the sample is collected by the patient via the telemedicine solution or by a healthcare clinician in person, it is returned to the Company’s CLIA laboratory for analysis. The patient’s ribonucleic acid (“RNA”) and deoxyribonucleic acid (“DNA”) are extracted from the Smart Sticker and analyzed using gene expression and sequencing technology to determine if the pigmented skin lesion contains certain genomic features indicative of melanoma. Upon completion of the gene expression analysis, a final report is drafted and provided to the clinician detailing the test results for the pigmented skin lesion indicating whether the sample collected is indicative of melanoma or not.

The Company periodically updates its estimate of the variable consideration recognized for previously delivered performance obligations. These updates resulted in an additional $0.1 million and $8,000 of revenue reported for the three and six months ended June 30, 2022, respectively, and an additional $0.1 million and $0.1 million of revenue reported for the three and six months ended June 30, 2021, respectively. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements.
Contract Revenue
Contract revenue is generated from the sale of laboratory services and Smart Stickers to third-party companies through contract research agreements. Revenues are generated from providing genomic services to facilitate the development of drugs designed to treat dermatologic conditions. The provision of services may include sample collection using the Company’s Smart Sticker, assay development for research partners, patient segmentation and stratification, extraction, isolation, expression, amplification and detection of RNA, DNA, protein and microbiome, including data analysis and reporting.
(a) Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Assay Revenue
DermTech Melanoma Test	$4,147	$2,910	$7,665	$5,100
Contract Revenue
Adhesive patch kits	38	125	104	314
RNA extractions	—	35	110	139
Project management fees	48	49	72	90
Total revenues	$4,233	$3,119	$7,951	$5,643
The following table sets forth the percentages of total revenue or accounts receivable for the Company’s third-party payors that represent 10% or more of the respective amounts for the periods shown:

	Total Revenues				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30, 2022	As of December 31, 2021
	2022	2021	2022	2021
Assay Revenue
Payor A	47%	36%	39%	34%	21%	23%
Payor B	*	*	*	*	15%	15%
*Less than 10%
There were no other third-party payors or pharmaceutical customers that individually accounted for more than 10% of the Company’s total revenue or accounts receivable for the periods shown in the table above.
(b) Deferred Revenue and Remaining Performance Obligations
The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue on the condensed consolidated balance sheets.
In a majority of historical agreements that produced contract revenue, the Company received a substantial up-front payment and additional payments upon the achievement of various milestones over the life of the agreement. This results in deferred revenue and is relieved upon delivery of the applicable Smart Stickers or RNA extraction results. Changes in accounts receivable and deferred revenue were not materially impacted by any other factors.

The Company records a deferred revenue liability if a customer pays consideration before the Company transfers a good or service to the customer. Deferred revenue primarily represents upfront milestone payments, for which consideration is received prior to when goods/services are completed or delivered. Upfront fees that are estimated to be recognized as revenue more than one year from the date of collection are classified as long-term deferred revenue. Short-term deferred revenue as of June 30, 2022 and December 31, 2021 was $1.3 million and $1.4 million, respectively.
Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing agreements. For agreements that have an original duration of one year or less, the Company has elected the practical expedient applicable to such agreements and does not disclose the remaining performance obligations at the end of each reporting period. As of June 30, 2022, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed agreements with an original duration of one year or more was approximately $0.1 million. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next two to three years.
(i)    Accounts Receivable
Assay Accounts Receivable
Due to the nature of the Company’s assay revenue, it can take a significant amount of time to collect upon billed tests. The Company prepares an analysis on reimbursement collections and data obtained for each financial reporting period to determine the amount of receivables to be recorded relating to tests performed in the applicable period. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivables are written off when all efforts to collect the balance have been exhausted. Adjustments for implicit price concessions attributable to variable consideration are incorporated into the measurement of the accounts receivable balances. The Company recorded $5.8 million and $3.6 million of gross assay accounts receivable as of June 30, 2022 and December 31, 2021, respectively. Accounts receivable as of June 30, 2022 included unbilled accounts receivable of $0.3 million.
Contract Accounts Receivable
Contract accounts receivable are recorded at the net invoice value and are not interest bearing. The Company reserves specific receivables if collectability is no longer reasonably assured, and as of June 30, 2022, the Company did not maintain any reserves over contract receivables as they relate to large established credit worthy customers. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company recorded $0.2 million and $0.2 million of contract accounts receivable as of June 30, 2022 and December 31, 2021, respectively.
(j)    Net Loss Per Share
Basic and diluted net loss per share of common stock is determined by dividing net loss applicable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Because there is a net loss attributable to holders of common stock during the three and six months ended June 30, 2022 and 2021, the outstanding common stock warrants, stock options, and restricted stock units (“RSUs”) have been excluded from the calculation of diluted loss per share of common stock because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share are the same. Diluted net loss per share of common stock for the three and six months ended June 30, 2022 excludes the effect of anti-dilutive equity instruments including 714,261 shares of common stock issuable upon the exercise of outstanding common stock warrants and 4,670,069 shares of common stock issuable upon the exercise of stock options and release of RSUs. Diluted net loss per share of common stock for the three and six months ended June 30, 2021 excludes the effect of anti-dilutive equity instruments including 749,210 shares of common stock then issuable upon the exercise of outstanding warrants and 2,469,816 shares of common stock then issuable upon the exercise of stock options and release of RSUs.

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
The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$30,723	$—	$—	$30,723
Restricted cash	3,470	—	—	3,470
Marketable securities, available for sale:
Corporate debt securities	—	15,092	—	15,092
Municipal debt securities	—	3,641	—	3,641
U.S. government debt securities	—	34,724	—	34,724
Total marketable securities, available for sale	—	53,457	—	53,457
Total assets measured at fair value on a recurring basis	$34,193	$53,457	$—	$87,650

Liabilities:
Warrant liability	$—	$—	$24	$24
Total liabilities measured at fair value on a recurring basis	$—	$—	$24	$24
The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$16,380	$—	$—	$16,380
Restricted cash	3,025			3,025
Marketable securities, available for sale:
Corporate debt	—	15,352	—	15,352
Municipal debt securities	—	7,412	—	7,412
U.S. government debt securities	—	25,685	—	25,685
Total marketable securities, available for sale	—	48,449	—	48,449
Total assets measured at fair value on a recurring basis	$19,405	$48,449	$—	$67,854

Liabilities:
Warrant liability	$—	$—	$146	$146
Total liabilities measured at fair value on a recurring basis	$—	$—	$146	$146

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
The fair value of the Private SPAC Warrants (as defined below) was determined using the Black-Scholes-Merton valuation model and included an unobservable input: expected volatility. Expected volatility is considered by the Company to be an unobservable input and is calculated using a weighted average of historical volatilities of a combination of the Company and peer companies, due to the lack of sufficient historical data of the Company’s own stock price. The model also incorporated several observable assumptions at each valuation date including: the price of the Company’s common stock on the date of valuation, the remaining contractual term of the warrant and the risk-free interest rate over the remaining term.
The following assumptions were used to calculate the fair value of the Company’s warrant liability using the Black-Scholes-Merton valuation model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Assumed risk-free interest rate	2.96%	0.46%	2.37% -2.96%	0.46% - 0.64%
Assumed volatility	96.21%	88.28%	92.77% - 96.21%	85.85% - 88.28%
Expected term	2.17 years	3.17 years	2.17 - 2.42 years	3.17 - 3.42 years
Expected dividend yield	—	—	—	—
The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities (in thousands):

Balance as of December 31, 2021	$146
Change in fair value of warrant liability	(17)
Balance as of March 31, 2022	129
Change in fair value of warrant liability	(105)
Balance as of June 30, 2022	$24
As of June 30, 2022 and December 31, 2021, the Company maintains letters of credit of $3.5 million and $3.0 million, respectively, related to its lease arrangements, which are secured by money market accounts in accordance with certain of its lease agreements. The amounts are recorded at fair value using Level 1 inputs and included as restricted cash in the condensed consolidated balance sheets.
The Company believes the carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these accounts.
(l)    Accounting Pronouncements Issued But Not Yet Effective
In June 2022, the Financial Accounting Standards Board issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"). Under the guidance of ASU 2022-03, a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. ASU 2022-03 also requires certain disclosures for equity securities that are subject to contractual restrictions. For public business entities, the provisions of ASU 2022-03 are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.
The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on its condensed consolidated financial statements or disclosures.

2.    Balance Sheet Details
Short-Term Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of debt securities classified as available-for-sale securities by major security type and class of security as of June 30, 2022 were as follows (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Short-term marketable securities, available-for-sale:
Corporate debt securities	$15,361	$—	$(269)	$15,092
Municipal debt securities	3,666	—	(25)	3,641
U.S. government debt securities	35,295	9	(580)	34,724
Total short-term marketable securities, available-for-sale	$54,322	$9	$(874)	$53,457
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of debt securities classified as available-for-sale securities by major security type and class of security as of December 31, 2021 were as follows (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Short-term marketable securities, available-for-sale:
Corporate debt securities	$15,385	$—	$(33)	$15,352
Municipal debt securities	7,417	—	(5)	7,412
U.S. government debt securities	25,771	1	(87)	25,685
Total short-term marketable securities, available-for-sale	$48,573	$1	$(125)	$48,449
As of June 30, 2022, the estimated market value of debt securities with contractual maturities of less than twelve months was $25.8 million; the remaining debt securities that the Company held at that date had an estimated market value of $27.7 million and contractual maturities of up to 23 months. As of December 31, 2021, the estimated market value of debt securities with contractual maturities of less than twelve months was $21.2 million; the remaining debt securities that the Company held at that date had an estimated market value of $27.2 million and contractual maturities of up to 23 months.
The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. It was determined that no credit losses existed as of June 30, 2022 or December 31, 2021, because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. Gross realized gains and losses on the Company’s debt securities for the three and six months ended June 30, 2022 and 2021 were not significant.

Prepaid Expenses and Property and Equipment, Net
Condensed consolidated balance sheet details are as follows (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses and other current assets:
Prepaid insurance	$806	$1,801
Prepaid trade shows	241	440
Prepaid software fees	907	551
Prepaid employee compensation	227	238
Other current assets	500	136
Total prepaid expenses and other current assets	$2,681	$3,166
Property and equipment, gross:
Laboratory equipment	$4,856	$4,805
Computer equipment	396	171
Furniture and fixtures	555	124
Leasehold improvements	1,208	1,074
Construction-in-progress	139	—
Total property and equipment, gross	7,154	6,174
Less accumulated depreciation	(2,238)	(1,625)
Total property and equipment, net	$4,916	$4,549
Accrued Compensation and Accrued Liabilities
Condensed consolidated balance sheet details are as follows (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation:
Accrued paid time off	$1,689	$1,245
Accrued wages, bonus and other	6,129	3,875
Total accrued compensation	$7,818	$5,120
Accrued liabilities:
Accrued consulting services	$2,201	$775
Other accrued expenses	1,071	452
Total accrued liabilities	$3,272	$1,227
3.    Stockholders’ Equity
(a)    Classes of Stock
The Company’s amended and restated certificate of incorporation authorizes it to issue 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. Both classes of stock have a par value of $0.0001 per share.

(b)    At-The Market Offering
On November 10, 2020, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC ("Cowen") relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $50.0 million. During 2020, the Company issued an aggregate of 951,792 shares of common stock pursuant to the Sales Agreement at a weighted average purchase price of $20.97 resulting in aggregate gross proceeds of approximately $20.0 million, reduced by $0.9 million in issuance costs, resulting in net proceeds to the Company of approximately $19.1 million. For the six months ended June 30, 2022, the Company did not issue any shares pursuant to the Sales Agreement. For the year ended December 31, 2021, the Company issued an aggregate of 530,551 shares of common stock pursuant to the Sales Agreement at a weighted average purchase price of $46.33 resulting in aggregate gross proceeds of approximately $24.6 million, reduced by $0.7 million in issuance costs, resulting in net proceeds to the Company of approximately $23.8 million.
(c)    2021 Underwritten Public Offering
On January 6, 2021, the Company entered into an Underwriting Agreement with Cowen and William Blair & Company, L.L.C. as representatives of several underwriters (the "Underwriters"). The Company agreed to issue and sell up to 4,237,288 shares of its common stock including up to 635,593 shares that could be purchased by the Underwriters pursuant to a 30-day option granted to the Underwriters by the Company. On January 11, 2021, the Company closed the underwritten public offering of 4,872,881 shares of its common stock, which included the exercise in full by the Underwriters of their option to purchase up to 635,593 additional shares, at a price to the public of $29.50 per share. The Company received aggregate gross proceeds of approximately $143.7 million, and net proceeds of approximately $134.6 million, after deducting underwriting discounts and commissions and other offering expenses.
(d)    Warrants
SPAC Warrants
The Company previously issued a total of 14,936,250 SPAC Warrants to purchase common stock in public and private placement offerings which were consummated on June 23, 2017. As part of the public offering, the Company issued 14,375,000 warrants ("Public SPAC Warrants") and as part of the private placement offering, the Company issued 561,250 warrants ("Private SPAC Warrants"). The SPAC Warrants have a five-year life from the date the Business Combination was consummated and every four SPAC Warrants entitle the holder to purchase one whole share of common stock at an exercise price of $23.00 per whole share.
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
Between January 1, 2021 and June 30, 2021, a total of 12,120,397 SPAC Warrants were exercised, resulting in the Company’s issuance of 3,030,092 shares of common stock and the receipt of $69.7 million in gross proceeds.
Outstanding SPAC Warrants totaled 2,815,853 as of June 30, 2022 and December 31, 2021. Private SPAC Warrants that were still owned by the original holder totaled 80,350 as of June 30, 2022 and December 31, 2021.

Placement Agent Warrants
In connection with several of DermTech Operations’ financings that took place between 2015 and 2018, DermTech Operations engaged a registered placement agent to assist in marketing and selling of common and preferred units. From 2015 to 2016, DermTech Operations issued 168,522 seven-year warrants to purchase one share of common stock each at an exercise price of $8.68 per share. From 2016 to 2018, DermTech Operations issued 72,658 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share. In 2020, the Company issued 15,724 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share in connection with the Company’s 2018 bridge note financing. Outstanding placement agent warrants totaled 10,039 as of June 30, 2022 and December 31, 2021.
(i)    Stock-Based Compensation
The following table sets forth assumptions used to determine the fair value of each option on the date of grant issued under the 2020 Equity Incentive Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Assumed risk-free interest rate	2.97%	1.03% - 1.07%	2.97%	0.52% - 1.13%
Assumed volatility	81.65%	77.69%	81.65%	74.88% - 77.69%
Expected option term	6.08 years	6.08 years	6.08 years	6.08 years
Expected dividend yield	—	—	—	—
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the 2020 Employee Stock Purchase Plan (the “ESPP”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Assumed risk-free interest rate	(1)	0.10%	0.05% - 0.22%	0.10% - 0.18%
Assumed volatility	(1)	69.34%	52.58% - 64.55%	68.44% - 69.34%
Expected option term	(1)	0.50 years	0.49 - 0.50 years	0.49 - 0.50 years
Expected dividend yield	(1)	—	—	—
(1) There were no ESPP purchases under its 2020 Employee Stock Purchase Plan during the period.
Stock-based compensation expense for employee options, RSUs, the purchase rights issued under the ESPP, and consultant options was recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$298	$259	$633	$410
Sales and marketing	1,067	935	2,528	1,482
Research and development	1,330	515	1,825	829
General and administrative	2,142	1,829	3,745	2,989
Total stock-based compensation	$4,837	$3,538	$8,731	$5,710
The total compensation cost related to non-vested awards not yet recognized as of June 30, 2022 was $50.3 million, which is expected to be recognized over a weighted average term of 2.90 years.

2010 Stock Plan
In connection with the Business Combination, the Company assumed the DermTech Operations’ Amended and Restated 2010 Stock Plan (the “2010 Plan”), which provided for the granting of incentive and non-statutory stock options and restricted stock purchase rights and bonus awards. The contractual term of options granted under the 2010 Plan was ten years. Vesting provisions varied based on the specific terms of the individual option awards. At the Company’s annual meeting held on May 26, 2020, the Company’s shareholders voted to approve the DermTech, Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which terminated the 2010 Plan. No additional awards will be granted under the 2010 Plan, however, all outstanding awards under the 2010 Plan remain in effect. No shares remained available for issuance pursuant to future grants under the 2010 Plan as of June 30, 2022 and December 31, 2021, respectively.
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
The 2020 Plan authorizes the Company to issue up to 1,900,000 shares of the Company’s common stock pursuant to awards granted under the 2020 Plan, plus the number of shares underlying any stock option and other stock-based awards previously granted under the 2010 Plan that are forfeited, canceled, or terminated (other than by exercise) on or after May 26, 2020; provided that no more than 1,400,000 shares may be added to the 2020 Plan pursuant to such forfeitures, cancellations and terminations. In addition, the number of shares available for issuance under the 2020 Plan will automatically increase on the first day of each fiscal year beginning in fiscal year 2021 and ending on the second day of fiscal year 2025, by an amount equal to the smaller of (i) 3.5% of the number of shares of common stock outstanding on such date and (ii) an amount determined by the administrator of the 2020 Plan. The 2020 Plan will expire on April 12, 2030 or an earlier date approved by a vote of the Company’s stockholders or board of directors. The contractual term of options granted under the 2020 Plan is not more than ten years. Vesting provisions vary based on the specific terms of the individual option awards. 431,107 shares remained available for future grant under the 2020 Plan as of June 30, 2022.
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
The ESPP authorizes the Company to issue up to 400,000 shares of the Company’s common stock. In addition, the number of shares available for issuance under the ESPP will automatically increase on the first day of each of the Company’s fiscal years beginning in 2021 and ending on the first day of 2030, in an amount equal to the lesser of (i) 300,000 shares, (ii) 1% of the shares of Company common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the board of directors of the Company, subject to adjustment upon changes in capitalization of the Company. On February 28, 2021 and August 31, 2021, the Company issued 39,960 and 18,155 shares of its common stock, respectively, pursuant to scheduled purchases under the ESPP. As of December 31, 2021, 549,289 shares of common stock were reserved for future issuance under the ESPP. On January 1, 2022, an additional 297,729 shares became available under the ESPP pursuant to an automatic annual increase. On February 28, 2022, the Company issued 47,339 shares of its common stock pursuant to scheduled purchases under the ESPP. 799,679 shares remained available for future grant under the ESPP as of June 30, 2022.

Management Warrants
Warrants to purchase DermTech Operations common stock were issued to executive officers of DermTech Operations in lieu of issuing certain stock options (the “Management Warrants”). The Management Warrants were assumed by the Company in connection with the Business Combination. The Management Warrants have a ten-year life and are exercisable for Company common stock at $1.08 per share. For the six months ended June 30, 2022, the Company issued 20,320 shares of common stock pursuant to the exercise of Management Warrants. The Management Warrants vested monthly over a four-year period. Outstanding Management Warrants totaled zero and 22,320 as of June 30, 2022 and December 31, 2021, respectively.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Warrants to purchase common stock	10	31
SPAC Warrants to purchase common stock*	704	704
Stock options issued and outstanding	1,758	1,721
RSUs issued and outstanding	2,912	983
Authorized for future equity grants	431	603
Authorized for future ESPP purchases	800	549
Total common stock reserved for future issuance	6,615	4,591
*Four SPAC Warrants are needed to purchase one share of common stock. The numbers presented above reflect the amount of shares of common stock underlying SPAC Warrants.
4.    Leases, Commitments and Contingencies
Adoption of ASC 842
In the third quarter of 2021, the Company adopted ASU 2016-02, and ASC Topic 842, Leases (“ASC 842”) using the modified retrospective approach with an effective date of January 1, 2021. The adoption had no effect on the condensed consolidated statements of operations for the three and six months ended June 30, 2021. Net cash (used in) provided by operating activities, investing activities or financing activities for the six months ended June 30, 2021 were also unchanged, but the presentation of certain prior period amounts within the operating activities section of the condensed consolidated statements of cash flows have been retrospectively adjusted to give effect to the adoption of ASC 842. The changes are set forth in the table below (in thousands):

	Six Months Ended June 30, 2021
	Before Adoption of ASC 842	Effect of Adoption	After Adoption of ASC 842
Effect on Condensed Consolidated Statements of Cash Flows
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use assets	$—	$582	$582
Change in operating assets and liabilities:
Operating lease liabilities, net	—	(328)	(328)
Other liabilities	$254	$(254)	$—

Finance Leases
The Company leases certain laboratory equipment from various third parties, through equipment finance leases (previously referred to as “capital leases”). These leases either include a bargain purchase option or the terms of the leases are at least 75 percent of the useful lives of the assets and are therefore classified as finance leases. These leases are capitalized in property and equipment, net on the accompanying condensed consolidated balance sheets. Initial asset values and finance lease obligations are based on the present value of future minimum lease payments. Gross assets recorded under finance leases were $0.4 million and $0.4 million as of June 30, 2022 and December 31, 2021, respectively. Accumulated amortization associated with finance leases was $0.1 million and $0.1 million as of June 30, 2022 and December 31, 2021, respectively. Total finance lease interest expense was approximately $3,000 and $4,000 for the three months ended June 30, 2022 and 2021, respectively, and $7,000 and $8,000 for the six months ended June 30, 2022 and 2021, respectively, and is included within interest income, net on the condensed consolidated statements of operations. Long-term finance lease obligations are as follows (in thousands):

	June 30, 2022	December 31, 2021
Gross finance lease obligations	$262	$274
Less imputed interest	(17)	(17)
Present value of net minimum lease payments	245	257
Less current portion of finance lease obligations	(134)	(121)
Total long-term finance lease obligations	$111	$136
Operating Leases
Del Mar Heights Lease
On July 1, 2021, the Company entered into an Office Lease (the “Del Mar Lease”) with Kilroy Realty, L.P. (the “Landlord”), with respect to an aggregate of 95,997 rentable square feet consisting of the entire building located at 12340 El Camino Real, San Diego, California 92130 (the “Entire Premises”). The Entire Premises covered by the Del Mar Lease will serve as the Company’s new principal office.
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

Del Mar Lease Amendments
During April 2022, the Company amended the Del Mar Lease through the execution of the First Amendment to Office Lease (the "First Amendment") and the Second Amendment to Office Lease (the "Second Amendment") (collectively, the "Del Mar Lease Amendments"). Pursuant to the First Amendment to the Del Mar Lease, the Company elected to utilize a one-time increase in an additional improvement allowance of $25.00 per rentable square foot, which increased the tenant improvement allowance by $2.4 million to $14.4 million, provided under the Del Mar Lease to make certain improvements to the Entire Premises. As a result, the Company will pay an increased monthly base rent to the Landlord, in order to repay costs relating to the additional design and construction. Pursuant to the Second Amendment to the Del Mar Lease, the Company elected to expand the Entire Premises to include 14,085 rentable square feet comprising the executive parking level (the “Expansion Premises”), which increased the tenant improvement allowance by $2.1 million to $16.5 million. The Landlord will tender possession of the Expansion Premises following substantial completion of improvements, pursuant to an agreed upon work letter and will run contemporaneously with the term of the Existing Premises. The Company intends to use the additional space for general office and laboratory use. As the Landlord tenders possession of the Expansion Premises, the Company will be obligated to pay the Landlord increased monthly installments of base rent for the Expansion Premises. Upon inclusion of the Expansion Premises, the Company will lease approximately 110,082 rentable square feet rentable square feet from the Landlord (the “New Entire Premises”).
The Company evaluated the Del Mar Lease Amendments under ASC 842 and concluded that the Del Mar Lease Amendments would be accounted for as a single contract with the Del Mar Lease because the additional lease payments due to the Del Mar Lease Amendments were not commensurate with ROU asset granted to the Company. Accordingly, the Company remeasured the lease liability using the additional monthly rent payments and the incremental borrowing rate at the effective date of the modification of 6.50%. The remeasurement for the modification resulted in an increase to the lease liability and the ROU asset of approximately $1.2 million.
The extension option periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such extension options. Pending execution of the Landlord's obligations to prepare leased spaces for occupancy, the Company expects the operating leases for the additional office and laboratory space to commence on various dates in the year ending December 31, 2022. The Company has an estimated future lease payment obligation of approximately $54.4 million related to corporate office facilities that were in the process of being constructed as of June 30, 2022. The lease liabilities and the corresponding right-of-use assets associated with these lease obligations will be recorded upon the commencement date of the operating leases using the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term and at an amount equal to the lease payments in a similar economic environment. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the U.S. Treasury rate and an indicative Moody’s rating for operating leases.
In connection with the original lease agreement, in lieu of a cash security deposit, the Company’s bank issued a letter of credit on its behalf, which is secured by a deposit, of $3.0 million and is included in restricted cash on the condensed consolidated balance sheet based on the term of the underlying lease. In April 2022, pursuant to the Second Amendment, the Company’s bank increased the letter of credit on its behalf by $0.5 million, totaling $3.5 million. As of June 30, 2022, none of the standby letter of credit amount has been used.

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
The components of lease expense for the three and six months ended June 30, 2022 was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022		2021	2022	2021
Operating lease cost
Operating lease cost	$1,044		$319	$1,667	$638
Variable lease costs (1)	303		143	492	315
Total operating lease cost	$1,347		$462	$2,159	$953

Finance lease cost
Amortization of leased assets	$21		$17	$41	$34
Interest on lease liabilities	3		4	7	8
Total finance lease cost	$24	—	$21	$48	$42
(1) Variable lease costs are primarily related to common area maintenance charges and property taxes.

Other information related to leases was as shown in the table below.

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,179	$684
Operating cash flows from finance leases	$7	$8
Financing cash flows from finance leases	$60	$53
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17,059	$2,831
Finance leases	$48	$—
Weighted average remaining lease term in years:
Operating leases	10.56	1.92
Finance leases	1.50	2.50
Weighted average discount rate:
Operating leases	6.39%	4.04%
Finance leases	5.78%	5.54%
The Company’s future minimum lease payments under operating and financing leases at June 30, 2022 are as follows (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Operating lease obligations, including interest	$1,524	$2,948	$2,774	$2,853	$2,934	$20,612	$33,645
Finance lease obligations, including interest	72	133	19	19	15	4	262
Total future minimum lease payments	$1,596	$3,081	$2,793	$2,872	$2,949	$20,616	$33,907
Amounts presented in the table above exclude non-cancelable future minimum lease payments for operating leases that have not commenced as of June 30, 2022.
Legal Proceedings
From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
5.    Related Party Transactions
During 2021 and 2022, the Company engaged EVERSANA Life Science Services, LLC (“EVERSANA”) to provide certain marketing services to the Company. Leana Wood, the spouse of Todd Wood, the Company’s Chief Commercial Offer, is an employee of EVERSANA. The Company incurred $0.9 million and $0.5 million in costs for the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively.

On October 1, 2019, the Company entered into a consulting agreement with Michael Dobak pursuant to which the Company will compensate Michael Dobak, in an amount not to exceed $100,000, for certain public relations and marketing services. On July 28, 2020, the Company and Michael Dobak entered into an amendment to such consulting agreement to modify the terms of Michael Dobak’s compensation. The amended consulting agreement compensated Michael Dobak $15,000 per month for the period May 11, 2020 through June 30, 2021 and also granted him a restricted stock unit award that fully vested in a single installment on August 31, 2020 and represented the contingent right to receive 5,000 shares of common stock on January 2, 2021. On November 11, 2020, the Company and Michael Dobak entered into an amendment to such consulting agreement to extend the term through December 31, 2021 with a continued monthly payment of $15,000. On February 26, 2021, the Company and Michael Dobak agreed to extend his agreement through April 30, 2021 with a revised monthly payment of $20,000. Michael Dobak is the brother of Dr. John Dobak, the Company’s Chief Executive Officer. The Company incurred zero and $20,000 in costs for the three months ended June 30, 2022 and 2021, respectively, and zero and $0.1 million for the six months ended June 30, 2022 and 2021.
There were no other related party transactions identified during the six months ended June 30, 2022 and 2021.
6.    Subsequent Events
The Company considered subsequent events through August 8, 2022, the date the condensed consolidated financial statements were available to be issued, and determined there were no subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

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
Overview
We are a molecular diagnostic company developing and marketing novel non-invasive genomics tests to aid in the diagnosis and management of various skin conditions, including skin cancer and inflammatory diseases. Our technology provides a more accurate alternative to surgical biopsy, minimizing patient discomfort, scarring, and risk of infection, while maximizing convenience. Our scalable genomics assays are used to non-invasively collect a tissue sample for analysis.
We are initially commercializing tests that will address unmet needs in the diagnostic pathway of pigmented skin lesions, such as moles or dark colored skin spots. The DMT facilitates the clinical assessment of pigmented skin lesions for melanoma. We initially marketed this test directly to a concentrated group of dermatologists and are currently expanding marketing efforts to a broader group of clinicians and to a small group of primary care providers. The application of our Smart Sticker to collect samples non-invasively may allow us to eventually market the DMT to primary care physicians more broadly, beyond integrated primary care networks, and expand our efforts through telemedicine channels. We process our tests in our high complexity molecular laboratory that is certified under CLIA, College of American Pathologists accredited and New York licensed. We also provide laboratory services to several pharmaceutical companies that access our technology on a contract basis for their clinical trials or other studies to advance new drugs.
Events, Trends and Uncertainties
The DMT (without the add-on test for TERT) became eligible for Medicare reimbursement on February 10, 2020. Each reference to the DMT in this paragraph refers only to the DMT without the add-on test for TERT. In late October 2019, the American Medical Association provided us with a PLA Code. Pricing of $760 for the PLA Code was published on December 24, 2019 as part of the Clinical Laboratory Fee Schedule for 2020. The final Local Coverage Determination, or LCD, expanded the coverage proposal in the draft LCD from one to two tests per date of service and it allows clinicians to order the DMT if they have sufficient skill and experience to decide whether a pigmented lesion should be biopsied. Our local Medicare Administrative Contractor, Noridian, has issued its own Local Coverage Decision, or Noridian’s LCD, announcing coverage of the DMT. Even though the effective date of Noridian’s LCD was June 7, 2020, Noridian began reimbursing us for the DMT as of February 10, 2020. With Medicare coverage granted, we have the opportunity to approach commercial payors, and as a result, we believe that the DMT may generate significant revenues in 2022 and 2023. No LCD currently covers the optional add-on test for TERT available to those ordering the DMT.

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
Revenue Effects Related to COVID-19 Pandemic
Assay Revenue
Beginning in March 2020 and continuing through the second quarter of 2022, the ongoing COVID-19 pandemic has reduced patient access to clinician offices for in-person testing and reduced access by our sales force for in-office sales calls, which has resulted in a reduced volume of billable samples received relative to our pre-pandemic expectations. April 2020 billable sample volume was down by approximately 80%, commensurate with the closure of dermatology offices, compared to the average monthly billable sample volume for the two months preceding the beginning of the COVID-19 stay-at-home orders. Despite the downturn in billable samples in April 2020, we saw a stabilization of billable sample volume throughout the rest of the second quarter of 2020 and through the second quarter of 2022 as various states and dermatology offices reopened throughout the country. Despite not all dermatology practices returning to full operations, billable sample volume first exceeded pre‑pandemic levels in July 2020. Billable sample volume for the three months ended June 30, 2022 was 28% higher compared to billable sample volume for the three months ended March 31, 2022. Billable sample volume for the three months ended June 30, 2022 was 56% higher than billable sample volume for the three months ended June 30, 2021. Billable sample volumes could again be negatively impacted by the ongoing COVID-19 pandemic, including as a result of any resurgence of the virus or its variants.
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
In July 2021, we launched another telemedicine option available to patients through the DermTech Connect mobile application, where permitted by law and consistent with applicable standards of care and practice guidelines. DermTech Connect enables a user to take a picture of a suspicious lesion with their phone and submit the picture to an independent clinician to assess the lesion. As of the date of this report, DermTech Connect is available to patients of clinicians subscribed to DermTech Connect in 44 states. Subscribing clinicians utilizing DermTech Connect charge a pre-determined amount for the patient services and no claims are submitted for reimbursement of the clinical telemedicine services. These subscribing clinicians pay DermTech a fixed amount for use of the DermTech Connect platform. The clinician can also determine, if they deem it medically necessary, to order the DMT, in which case a Smart Sticker Collection Kit is mailed to the patient, followed by at-home self-collection with remote virtual supervision by a DermTech patient liaison. Many state laws and regulations impose various requirements on the practice of telemedicine, the regulatory landscape is evolving and DermTech Connect is not, and may not become, available in all states. The telemedicine market is relatively new and unproven, especially within dermatology, and it is uncertain whether the telemedicine options for the DMT will achieve and sustain high levels of demand, consumer acceptance and market adoption, as well as face challenges in the regulatory landscape, which is complex and evolving.
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

Contract Revenue
Contract revenues with pharmaceutical companies relate to ongoing clinical trial contracts and new contracts. Contract revenue can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors. Many of our historical contracts with third parties were structured to contain milestone billing payments, which typically are advance payments on work yet to be performed. These advanced payments are structured to help fund operations and are included in deferred revenue as the work has not yet been performed. These advance payments will remain in deferred revenue until we process the laboratory portion of the contracts allowing us to recognize the revenue.
The COVID-19 pandemic has negatively affected and may again in the future negatively affect our pharmaceutical customers’ clinical trials. The extent of such effect on our future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic on our pharmaceutical customers’ clinical trials.
Optional Add-on Test for TERT (formerly known as PLAplus)
During the second quarter of 2021, we announced the launch of the optional add-on test for TERT (then known as PLAplus) available to those ordering the DMT, which delivers objective and actionable information to guide clinical management decisions for skin lesions that may be melanoma. This add-on test combines TERT promoter DNA driver mutation analyses as a reflex test to the DMT’s standard RNA gene expression test. TERT is individually associated with histopathologic features of aggressiveness and poor survival in melanoma. The combined tests elevate the sensitivity from 91% to 97% and maintain a negative predictive value of >99%, resulting in a less than 1% probability of missing melanoma. By combining RNA gene expression and DNA mutation analyses, the DMT provides a highly accurate non-invasive genomic test for enhanced early melanoma detection. For a discussion of the effects of the ongoing COVID-19 pandemic on recognized revenue derived from the DMT, refer to “Assay Revenue” under “Revenue Effects Related to COVID-19 Pandemic” above.
Financial Overview
Revenue
We generate revenue through laboratory services that are billed to Medicare, private medical insurance companies and to pharmaceutical companies who order our laboratory services, which can include sample collection kits, assay development, patient segmentation and stratification, genomic analysis, data analysis and reporting. Our revenue is generated from two revenue streams: assay revenue and contract revenue. Assay revenue can be highly variable as it is based on payments received by government and private insurance payors that are and are not under contract and can vary based on patient insurance coverage, deductibles and co-pays. As much of our assay revenue is driven by the samples that are sent by physicians to our central lab for testing, a key performance measure for us is samples that are received and processed by our central lab successfully, also known as billable samples. Our laboratory services are ordered by customers on projects that may span over several years, which makes our contract revenue highly variable. Segments of these contracts may be increased, delayed or eliminated based on the success of each customers’ clinical trials or other factors.
Operating Expenses
Sales and Marketing Expenses
Sales and marketing expenses are primarily related to our specialty field sales force, market research, reimbursement efforts, conference attendance, public relations, advertising, and general marketing. We expect these expenses could increase significantly if we expand our direct consumer marketing efforts and continue to add to our specialty sales force, marketing and payor access teams in the future.
Research and Development Expenses
Our research and development ("R&D") expenses consist primarily of salaries and fringe benefits, clinical trials, consulting costs, facilities costs, laboratory costs, equipment expense, and depreciation. We also conduct clinical trials to validate the performance characteristics of our tests and to show medical cost benefit in support of our reimbursement efforts. We expect these expenses could increase significantly as we continue to develop new products and expand the use of our existing products.

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
Financing Activities
2020 At-The-Market Offering
On November 10, 2020, the Company entered into a sales agreement with Cowen relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $50.0 million. During 2021, the Company issued an aggregate of 530,551 shares of common stock pursuant to the sales agreement at a weighted average purchase price of $46.33 resulting in aggregate gross proceeds of approximately $24.6 million, reduced by $0.7 million in issuance costs, resulting in net proceeds to the Company of approximately $23.8 million. The Company did not issue or sell any shares of common stock pursuant to the sales agreement in the first half of 2022.
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
Results of Operations
Three Months Ended June 30, 2022 and June 30, 2021
Assay Revenue
Assay revenues grew $1.2 million, or 43%, to $4.1 million for the three months ended June 30, 2022 compared to $2.9 million for the three months ended June 30, 2021. Billable samples increased to approximately 18,320 for the three months ended June 30, 2022 compared to approximately 11,750 for the three months ended June 30, 2021. Sample volume is dependent on two major factors: the number of clinicians who order an assay in any given quarter and the number of assays ordered by each clinician during the period. The number of ordering clinicians and the utilization per clinician can vary based on a number of factors including patients presenting with skin cancer conditions, clinician reimbursement, office workflow, market awareness, clinician education and other factors. The ongoing COVID-19 pandemic has negatively affected and may continue to negatively affect our assay revenue by, among other things, limiting patient access to clinician offices for in-person testing and limiting access by our sales force for in-office sales calls.
Contract Revenue
Contract revenues with pharmaceutical companies decreased $0.1 million, or 59%, to $0.1 million for the three months ended June 30, 2022, compared to $0.2 million for the three months ended June 30, 2021. Contract revenue can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors. The ongoing COVID-19 pandemic has negatively affected and may continue to negatively affect our pharmaceutical customers’ clinical trials. The extent of such effect on our future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic on our pharmaceutical customers’ clinical trials. Many of our contracts with third parties are structured to contain milestone billing payments, which typically are advanced payments on work yet to be performed. These advanced payments are structured to help fund operations and are included in deferred revenue as the work has not yet been performed. As of June 30, 2022, the deferred revenue amount for these contracts, which is the advanced payments minus the value of work performed, was $1.3 million. These advanced payments will remain in deferred revenue until we process the laboratory portion of the contracts allowing us to recognize the revenue.

Cost of Revenue
Cost of revenues increased $0.6 million, or 25%, to $3.3 million for the three months ended June 30, 2022 compared to $2.6 million for the three months ended June 30, 2021. The increase was largely attributable to a higher billable sample volume in 2022, and higher consulting, software and equipment costs, partially offset by streamlined laboratory processes. As of June 30, 2022, a large portion of the costs of revenue are fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. The variable cost of revenue expenses incurred primarily relate to compensation-related costs for our laboratory scientists and technicians, laboratory supplies, shipping costs and Smart Sticker Collection Kits. We remain committed to continuing the automation of our laboratory processes in order to become more cost efficient and productive.
Operating Expenses
Sales and Marketing
Sales and marketing expenses increased $7.1 million, or 90%, to $15.0 million for the three months ended June 30, 2022 compared to $7.9 million for the three months ended June 30, 2021. The increase was primarily attributable to higher compensation-related costs from the expansion of the commercial team, increased spending on marketing and payor infrastructure and activities, and additional software and travel expenses. We could add to our specialty sales force, marketing and payor access teams in the future, and increase spending on direct-to-consumer marketing campaigns, which would collectively increase our sales and marketing expenses significantly.
Research and Development
R&D expenses increased $3.3 million, or 92%, to $6.9 million for the three months ended June 30, 2022 compared to $3.6 million for the three months ended June 30, 2021. The increase was due to higher compensation costs of expanding the R&D team, including the addition of some senior leadership, increased clinical trial costs and increased spending on laboratory supplies to support new product development. These expenses could increase as we continue to grow the R&D team and focus on the development of our Luminate test, our basal and squamous cell skin cancer assays and other products in our pipeline.
General and Administrative
General and administrative expenses increased $2.6 million, or 41%, to $8.9 million for the three months ended June 30, 2022 compared to $6.3 million for the three months ended June 30, 2021. The increase was primarily due to higher payroll-related costs and stock-based compensation as we continue to add additional infrastructure such as human resources, billing, information technology and legal resources, and higher consulting expenses, and insurance.
Interest Income, net
Interest income, net for the three months ended June 30, 2022 was $0.1 million compared to interest income, net of $35,000 for the three months ended June 30, 2021. Interest income, net for the three months ended June 30, 2022 consists primarily of interest earned on our short-term marketable securities.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability for the three months ended June 30, 2022 was a gain of $0.1 million compared to a gain of $0.2 million for the three months ended June 30, 2021. The change in fair value of warrant liability is calculated by adjusting the value of the outstanding Private SPAC Warrants held by original holders to the current market value at each reporting period.

Six Months Ended June 30, 2022 and June 30, 2021
Assay Revenue
Assay revenues increased $2.6 million, or 50%, to $7.7 million for the six months ended June 30, 2022 compared to $5.1 million for the six months ended June 30, 2021. Billable samples increased to approximately 32,690 for the six months ended June 30, 2022 compared to approximately 21,150 for the six months ended June 30, 2021. The increase in assay revenue was primarily due to higher billable sample volume. The ongoing COVID-19 pandemic has negatively affected and will continue to negatively affect our assay revenue by, among other things, limiting patient access to clinician offices for in-person testing and limiting access by our sales force for in-office sales calls.
Contract Revenue
Contract revenues with pharmaceutical companies decreased $0.3 million, or 47%, to $0.3 million for the six months ended June 30, 2022, compared to $0.5 million for the six months ended June 30, 2021. Contract revenue can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors. The ongoing COVID-19 pandemic has negatively affected and may continue to negatively affect our pharmaceutical customers’ clinical trials. The extent of such effect on our future revenue is uncertain and will depend on the duration and extent of the effects of the ongoing COVID-19 pandemic on our pharmaceutical customers’ clinical trials.
Cost of Revenue
Cost of revenues increased $2.2 million, or 48%, to $6.8 million for the six months ended June 30, 2022 compared to $4.6 million for the six months ended June 30, 2021. The increase was largely attributable to a higher billable sample volume in 2022, and higher consulting, software and equipment costs, partially offset by streamlined laboratory processes. As of June 30, 2022, a large portion of the costs of revenue are fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. The variable cost of revenue expenses incurred primarily relate to compensation-related costs for our laboratory scientists and technicians, laboratory supplies, shipping costs, equipment maintenance, and utilities. We remain committed to continuing the automation of our laboratory processes in order to become more cost efficient and productive.
Operating Expenses
Sales and Marketing
Sales and marketing expenses increased $16.0 million, or 111%, to $30.4 million for the six months ended June 30, 2022 compared to $14.4 million for the six months ended June 30, 2021. The increase was primarily attributable to higher compensation-related costs from the expansion of the commercial team, increased spending on marketing and payor infrastructure and activities, and additional software, conference and travel expenses. We could add to our specialty sales force, marketing and payor access teams in the future, and increase spending on direct-to-consumer marketing campaigns, which would collectively increase our sales and marketing expenses significantly.
Research and Development
R&D expenses increased $7.4 million, or 127%, to $13.3 million for the six months ended June 30, 2022 compared to $5.8 million for the six months ended June 30, 2021 The increase was due to higher compensation costs of expanding the R&D team, including the addition of some senior leadership, increased clinical trial costs and increased spending on laboratory supplies to support new product development. These expenses could increase as we continue to grow the R&D team and focus on the development of our Luminate test, our basal and squamous cell skin cancer assays and other products in our pipeline.
General and Administrative
General and administrative expenses increased $6.0 million, or 52%, to $17.5 million for the six months ended June 30, 2022 compared to $11.5 million for the six months ended June 30, 2021. The increase was primarily due to higher payroll-related costs and stock-based compensation as we continue to add additional infrastructure such as human resources, billing, information technology and legal resources, and higher consulting expenses and insurance.

Interest Income, net
Interest income, net for the six months ended June 30, 2022 was $0.2 million compared to interest income, net of $69,000 for the six months ended June 30, 2021. Interest income, net for the six months ended June 30, 2022 consists primarily of interest earned on our short-term marketable securities.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability for the six months ended June 30, 2022 was a gain of $0.1 million compared to a loss of $1.5 million for the six months ended June 30, 2021. The change in fair value of warrant liability is calculated by adjusting the value of the outstanding Private SPAC Warrants held by original holders to the current market value at each reporting period.
Liquidity and Capital Resources
We have never been profitable and have historically incurred substantial net losses, including net losses of $36.5 million for the twelve months ended December 31, 2020, $78.3 million for the twelve months ended December 31, 2021 and $59.7 million for the six months ended June 30, 2022. As of June 30, 2022, our accumulated deficit was $266.1 million. For the six months ended June 30, 2022, we had negative operating cash flow of $49.2 million. At the end of 2020 and throughout 2021, we raised approximately $44.5 million in gross proceeds facilitated through our At-the-Market Offering. In addition, we completed the 2021 Underwritten Public Offering in January 2021, which raised a total of $143.7 million in gross proceeds. We have historically financed operations through private placement and public equity offerings.
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
As of June 30, 2022, our cash and cash equivalents totaled approximately $120.3 million and short-term marketable securities totaled approximately $53.5 million. Based on our current business operations, we believe our current cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. While we believe we have enough capital to fund anticipated operating costs for at least the next 12 months, we expect to incur significant additional operating losses over at least the next several years. We anticipate that we will raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements in order to support our planned operations and to continue developing and commercializing genomic tests. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments or to take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including:
•our revenue growth rate and ability to generate cash flows from operating activities;
•the willingness of clinicians and their patients to use our telemedicine option for the DMT and the duration and extent of the effects of the ongoing COVID-19 pandemic in reducing patient access to clinician offices for in-person testing and access by our sales force for in-office sales calls;
•the duration and extent of the effects of the ongoing COVID-19 pandemic on our pharmaceutical customers’ clinical trials;
•our sales and marketing and R&D activities;
•effects of competing technological and market developments;
•costs of and potential delays in product development;
•changes in regulatory oversight applicable to our tests; and
•timing of and costs related to future international expansion.
There can be no assurances as to the availability of additional financing or the terms upon which additional financing may be available to us. If we are unable to obtain sufficient funding at acceptable terms, we may be forced to significantly curtail our operations, and the lack of sufficient funding may have a material adverse impact on our ability to continue as a going concern.

Cash Flow Analysis
Six Months Ended June 30, 2022
Net cash used in operating activities for the six months ended June 30, 2022 totaled $49.2 million, primarily driven by the $59.7 million net loss offset partially by non-cash related items, including $8.7 million in stock-based compensation, $1.1 million in amortization of operating lease right of use assets and $0.8 million in depreciation and $0.3 million in amortization of premiums, net of accretion of discounts on marketable securities. In addition, we had a net cash inflow of $0.6 million through net changes in working capital balances driven primarily by cash inflows of $2.7 million from the increase in accrued compensation and $0.5 million through the decrease of prepaid expenses and other current assets, partially offset by cash outflows of $1.0 million through the increase of inventory and $0.7 million through the decrease of operating lease liabilities.
Net cash used in investing activities for the six months ended June 30, 2022 totaled $7.4 million, which related to the outflow from the purchase of $20.2 million of marketable securities and $1.4 million from the purchase of equipment offset by the inflow from the maturity of marketable securities of $14.1 million. Additional laboratory equipment investment will be needed to install complex automation systems and other genomic testing equipment needed to expand testing capacity.
Net cash provided by financing activities for the six months ended June 30, 2022 totaled $0.5 million, which was driven primarily by $0.5 million in proceeds from contributions to the employee stock purchase plan.
Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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
Recent Accounting Pronouncements
See Item 1 of Part I, Note 1(l) of the condensed consolidated financial statements herein.
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

Item 4. Controls and Procedures.
Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Material Weakness in Internal Control Over Financial Reporting
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
Other than the changes made in remediating the material weakness described above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Between January 5, 2022 and May 27, 2022, we issued an aggregate of 20,320 shares of common stock pursuant to the exercise of management warrants that were issued by DermTech Operations and assumed by us in connection with the Business Combination. These warrants had an exercise price of $1.08 per share and were exercised for an aggregate exercise price of $21,946.
The issuances of the shares were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. The recipients of the shares represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the securities.
Item 5. Other Information.
On August 8, 2022, we entered into a Sales Agreement (the “Sales Agreement”), with Cowen with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million (the “Placement Shares”), through Cowen as its sales agent.
Under the Sales Agreement, the Company will set the parameters for the sale of the Placement Shares, including the number of Placement Shares to be issued, the time period during which sales are requested to be made, limitations on the number of Placement Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms of the Sales Agreement, Cowen may sell the Placement Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through the Nasdaq Capital Market or on any other trading market for the Company’s common stock. Cowen will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cowen a commission of up to three percent (3%) of the gross sales proceeds of any Placement Shares sold through Cowen under the Sales Agreement, and also has provided Cowen with customary indemnification and contribution rights.
The Company is not obligated to make any sales of Common Stock under the Sales Agreement. The offering of Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.
Any Placement Shares to be offered and sold under the Sales Agreement will be issued and sold pursuant a registration statement to be filed with the Securities and Exchange Commission and a prospectus supplement to be filed in connection with the offer and sale of the Placement Shares pursuant to the Sales Agreement.
This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 6. Exhibits.
The following documents are filed as part of this Form 10-Q.

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended		10-Q	001-38118	11/10/20
3.2	Bylaws of the Company		10-K	001-38118	3/11/20
10.1	First Amendment Office Lease, dated April 22, 2022, by and between the Company and Kilroy Realty, L.P.	X
10.2	Second Amendment of Office Lease, dated April 22, 2022, by and between the Company and Kilroy Realty, L.P.	X
10.3	Second Amended and Restated Non-Employee Director Compensation Policy DermTech, Inc.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL.	X
* This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DermTech, Inc.

Date: August 8, 2022	By:	/s/ John Dobak
John Dobak, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Kevin Sun
Kevin Sun
Chief Financial Officer (Principal Financial and Accounting Officer)