Form 10-Q
period 2022-09-30
DermTech, Inc.
filed 2022-11-03
CIK 1651944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________
FORM 10-Q
________________________
Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2022, the registrant had 30,214,705 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DERMTECH, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$95,492	$176,882
Short-term marketable securities	53,636	48,449
Accounts receivable	6,101	3,847
Inventory	1,391	480
Prepaid expenses and other current assets	4,212	3,166
Total current assets	160,832	232,824
Property and equipment, net	4,943	4,549
Operating lease right-of-use assets	24,644	7,744
Restricted cash	3,477	3,025
Other assets	167	167
Total assets	$194,063	$248,309
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,997	$2,880
Accrued compensation	8,321	5,120
Accrued liabilities	3,539	1,227
Short-term deferred revenue	417	1,380
Current portion of operating lease liabilities	1,588	1,453
Current portion of finance lease obligations	124	121
Total current liabilities	16,986	12,181
Warrant liability	20	146
Long-term finance lease obligations, less current portion	77	136
Operating lease liabilities, long-term	21,992	6,148
Total liabilities	39,075	18,611
Stockholders’ equity:
Common stock, $0.0001 par value per share; 50,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 30,213,206 and 29,772,922 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	450,904	436,183
Accumulated other comprehensive loss	(1,095)	(124)
Accumulated deficit	(294,824)	(206,364)
Total stockholders’ equity	154,988	229,698
Total liabilities and stockholders’ equity	$194,063	$248,309
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Assay revenue	$3,433	$2,954	$11,098	$8,054
Contract revenue	140	76	426	619
Total revenues	3,573	3,030	11,524	8,673
Cost of revenues:
Cost of assay revenue	3,644	2,875	10,410	7,450
Cost of contract revenue	50	23	111	74
Total cost of revenues	3,694	2,898	10,521	7,524
Gross (loss) profit	(121)	132	1,003	1,149
Operating expenses:
Sales and marketing	14,632	9,826	45,076	24,245
Research and development	5,702	4,426	18,955	10,271
General and administrative	8,806	6,199	26,258	17,672
Total operating expenses	29,140	20,451	90,289	52,188
Loss from operations	(29,261)	(20,319)	(89,286)	(51,039)
Other income/(expense):
Interest income, net	485	38	700	107
Change in fair value of warrant liability	4	169	126	(1,350)
Total other income/(expense)	489	207	826	(1,243)
Net loss	$(28,772)	$(20,112)	$(88,460)	$(52,282)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	30,096,261	29,639,802	29,969,435	28,599,375
Net loss per share of common stock outstanding, basic and diluted	$(0.96)	$(0.68)	$(2.95)	$(1.83)
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(28,772)	$(20,112)	$(88,460)	$(52,282)
Unrealized net loss on available-for-sale marketable securities	(230)	(10)	(971)	(7)
Comprehensive loss	$(29,002)	$(20,122)	$(89,431)	$(52,289)
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2021	29,772,922	$3	$436,183	$(124)	$(206,364)	$229,698
Issuance of common stock from option exercises and RSU releases	109,275	—	40	—	—	40
Issuance of common stock from warrant exercises	11,101	—	12	—	—	12
Issuance of common stock from Employee Stock Purchase Plan	47,339	—	515	—	—	515
Unrealized net loss on available-for-sale marketable securities	—	—	—	(570)	—	(570)
Stock-based compensation	—	—	3,894	—	—	3,894
Net loss	—	—	—	—	(30,108)	(30,108)
Balance, March 31, 2022	29,940,637	$3	$440,644	$(694)	$(236,472)	$203,481
Issuance of common stock from RSU releases	88,591	—	—	—	—	—
Issuance of common stock from warrant exercises	9,219	—	10	—	—	10
Unrealized net loss on available-for-sale marketable securities	—	—	—	(171)	—	(171)
Stock-based compensation	—	—	4,837	—	—	4,837
Net loss	—	—	—	—	(29,580)	(29,580)
Balance, June 30, 2022	30,038,447	$3	$445,491	$(865)	$(266,052)	$178,577
Issuance of common stock from RSU releases	74,010	—	—	—	—	—
Issuance of common stock from Employee Stock Purchase Plan	100,749	—	477	—	—	477
Unrealized net loss on available-for-sale marketable securities	—	—	—	(230)	—	(230)
Stock-based compensation	—	—	4,936	—	—	4,936
Net loss	—	—	—	—	(28,772)	(28,772)
Balance, September 30, 2022	30,213,206	$3	$450,904	$(1,095)	$(294,824)	$154,988
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2020	20,740,413	$2	$189,868	$(1)	$(128,029)	$61,840
Issuance of common stock at $29.50 per share, net of $9.1 million in issuance costs	4,872,881	1	134,581	—	—	134,582
Issuance of common stock from option exercises and RSU releases	176,673	—	408	—	—	408
Issuance of common stock from warrant exercises	3,089,325	—	72,081	—	—	72,081
Issuance of common stock from Employee Stock Purchase Plan	39,960	—	392	—	—	392
Unrealized net gain on available-for-sale marketable securities	—	—	—	9	—	9
Stock-based compensation	—	—	2,172	—	—	2,172
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	—	—	411	—	—	411
Net loss	—	—	—	—	(15,068)	(15,068)
Balance, March 31, 2021	28,919,252	$3	$399,913	$8	$(143,097)	$256,827
Issuance of common stock from option exercises and RSU releases	157,277	—	188	—	—	188
Issuance of common stock at a weighted average price of $46.33 through at-the market offering, net of $0.7 million in issuance costs	530,551	—	23,836	—	—	23,836
Issuance of common stock from warrant exercises	314	—	5	—	—	5
Unrealized net loss on available-for-sale marketable securities	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	3,538	—	—	3,538
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	—	—	23	—	—	23
Net loss	—	—	—	—	(17,102)	(17,102)
Balance, June 30, 2021	29,607,394	$3	$427,503	$2	$(160,199)	$267,309
Issuance of common stock from option exercises and RSU releases	76,768	—	81	—	—	81
Issuance of common stock from warrant exercises	14,881	—	343	—	—	343
Issuance of common stock from Employee Stock Purchase Plan	18,155	—	574	—	—	574
Unrealized net loss on available-for-sale marketable securities	—	—	—	(10)	—	(10)
Stock-based compensation	—	—	3,736	—	—	3,736
Net loss	—	—	—	—	(20,112)	(20,112)
Balance, September 30, 2021	29,717,198	$3	$432,237	$(8)	$(180,311)	$251,921
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(88,460)	$(52,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,187	654
Change in fair value of warrant liability	(126)	1,350
Amortization of operating lease right-of-use assets	1,788	909
Stock-based compensation	13,667	9,446
Amortization of premiums, net of accretion of discounts on marketable securities	328	463
Loss on disposal of equipment	350	13
Changes in operating assets and liabilities:
Accounts receivable	(2,254)	(1,339)
Inventory	(911)	(320)
Prepaid expenses and other current assets	(1,046)	(104)
Operating lease liabilities	(2,709)	(1,130)
Accounts payable, accrued liabilities and deferred revenue	955	1,525
Accrued compensation	3,201	1,389
Net cash used in operating activities	(74,030)	(39,426)
Cash flows from investing activities:
Purchases of marketable securities	(26,420)	(25,150)
Sales of marketable securities	—	350
Maturities of marketable securities	19,934	18,475
Purchases of property and equipment	(1,372)	(1,664)
Net cash used in investing activities	(7,858)	(7,989)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with public follow-on offering, net	—	134,582
Proceeds from issuance of common stock in connection with at-the-market offering, net	—	23,836
Proceeds from exercise of common stock warrants	22	70,271
Proceeds from RSU releases (par value only) and the exercise of stock options	40	677
Proceeds from contributions to the employee stock purchase plan	992	966
Principal repayments of finance lease obligations	(104)	(80)
Net cash provided by financing activities	950	230,252
Net (decrease)/increase in cash, cash equivalents and restricted cash	(80,938)	182,837
Cash, cash equivalents and restricted cash, beginning of period	179,907	24,248
Cash, cash equivalents and restricted cash, end of period	$98,969	$207,085

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$95,492	$204,061
Restricted cash	3,477	3,024
Total cash, cash equivalents and restricted cash	$98,969	$207,085

Supplemental cash flow information:
Cash paid for interest on finance lease obligations	$10	$13
Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment recorded in accounts payable	$511	$462
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	$—	$434
Cashless exercise of common stock warrants	$—	$2,158
Right-of-use assets obtained in exchange for lease obligations	$18,688	$9,071
Property and equipment acquired under finance leases	$48	$105
Change in net unrealized losses on available-for-sale marketable securities	$(971)	$(7)
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
The ongoing COVID-19 pandemic has affected many segments of the global economy, including the cancer screening and diagnostics industry. The Company is considered an essential business due to the importance of early melanoma detection, which has allowed the Company’s CLIA laboratory to remain fully operational. The Company implemented additional safety measures in accordance with Centers for Disease Control and Prevention, Occupational Safety and Health Administration and other guidance within its CLIA laboratory operations. Additionally, and during this time, the Company transitioned administrative functions to predominantly remote work. The pandemic reduced patient access to clinician offices for in-person testing and reduced access by the Company's sales force for in-office sales calls, which negatively impacted the volume of billable samples. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical, and long-lasting and may again in the future, adversely affect the Company's operating results.
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
The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2022, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
(d)    Cash, Cash Equivalents and Restricted Cash
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
(e)    Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation. Property and equipment consists mainly of assets such as leasehold improvements, office, computer and laboratory equipment, including laboratory equipment acquired under finance lease arrangements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to eleven years. Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the useful life of the asset. The Company recorded depreciation expense of $0.4 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, which includes amortization of laboratory equipment acquired under finance leases (previously referred to as “capital leases”) of $21,000 and $17,000 for the three months ended September 30, 2022 and 2021, respectively. The Company recorded depreciation expense of $1.2 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively, which includes amortization of laboratory equipment acquired under finance leases of $0.1 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.
Amortization of assets that are recorded under finance leases in depreciation expense is included in cost of revenues on the condensed consolidated statements of operations. Gross assets recorded under finance leases were $0.4 million as of September 30, 2022 and December 31, 2021. Accumulated amortization associated with finance leases was $0.1 million as of September 30, 2022 and December 31, 2021. Maintenance and repairs are expensed as incurred, and material improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the condensed consolidated statements of operations in the period realized. Loss of disposal on equipment was $0.1 million for the three months ended September 30, 2022 and $8,000 for the three months ended September 30, 2021. Loss on disposal of equipment was $0.4 million and $13,000 for the nine months ended September 30, 2022 and 2021, respectively. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses for the three or nine months ended September 30, 2022 and 2021.
(f)    Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. As of September 30, 2022, the Company maintained $64.6 million in a sweep account, which maintains cash balances throughout various interest-bearing bank accounts under the $250,000 insurance limit provided by the Federal Deposit Insurance Corporation for one federally insured financial institution. Approximately $0.3 million was held in excess of the Federal Deposit Insurance Corporation insured limit as of September 30, 2022. The Company has not experienced any losses in such accounts.

(g)    Revenue Recognition
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
The Company periodically updates its estimate of the variable consideration recognized for previously delivered performance obligations. These updates resulted in a decrease of $0.5 million and $0.5 million of revenue reported for the three and nine months ended September 30, 2022, respectively, and an additional $18,000 and $0.1 million of revenue reported for the three and nine months ended September 30, 2021, respectively. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements.
Contract Revenue
Contract revenue is generated from the sale of laboratory services and Smart Stickers to third-party companies through contract research agreements. Revenues are generated from providing genomic services to facilitate the development of drugs designed to treat dermatologic conditions. The provision of services may include sample collection using the Smart Sticker, assay development for research partners, patient segmentation and stratification, extraction, isolation, expression, amplification and detection of RNA, DNA, protein and microbiome, including data analysis and reporting.

(a) Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Assay Revenue
DermTech Melanoma Test	$3,433	$2,954	$11,098	$8,054
Contract Revenue
Adhesive patch kits	22	14	126	329
RNA extractions	94	19	204	158
Project management fees	24	43	96	132
Total revenues	$3,573	$3,030	$11,524	$8,673
The following table sets forth the percentages of total revenue or accounts receivable for the Company’s third-party payors that represent 10% or more of the respective amounts for the periods shown:

	Total Revenues				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30, 2022	As of December 31, 2021
	2022	2021	2022	2021
Assay Revenue
Payor A	46%	36%	41%	35%	20%	23%
Payor B	*	*	*	*	15%	15%
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
The Company records a deferred revenue liability if a customer pays consideration before the Company transfers a good or service to the customer. Deferred revenue primarily represents upfront milestone payments, for which consideration is received prior to when goods/services are completed or delivered. Upfront fees that are estimated to be recognized as revenue more than one year from the date of collection are classified as long-term deferred revenue. Short-term deferred revenue as of September 30, 2022 and December 31, 2021 was $0.4 million and $1.4 million, respectively. As of September 30, 2022 we reclassified $0.9 million of short-term deferred revenue to accrued liabilities for a customer refund obligation in connection with cancellation of future services.
Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing agreements. For agreements that have an original duration of one year or less, the Company has elected the practical expedient applicable to such agreements and does not disclose the remaining performance obligations at the end of each reporting period. As of September 30, 2022, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed agreements with an original duration of one year or more was immaterial. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next two to three years.

(h)    Accounts Receivable
Assay Accounts Receivable
Due to the nature of the Company’s assay revenue, it can take a significant amount of time to collect upon billed tests. The Company prepares an analysis on reimbursement collections and data obtained for each financial reporting period to determine the amount of receivables to be recorded relating to tests performed in the applicable period. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivables are written off when all efforts to collect the balance have been exhausted. Adjustments for implicit price concessions attributable to variable consideration are incorporated into the measurement of the accounts receivable balances. The Company recorded $5.9 million and $3.6 million of gross assay accounts receivable as of September 30, 2022 and December 31, 2021, respectively.
Contract Accounts Receivable
Contract accounts receivable are recorded at the net invoice value and are not interest bearing. The Company reserves specific receivables if collectability is no longer reasonably assured, and as of September 30, 2022, the Company did not maintain any reserves over contract receivables as they relate to large established credit worthy customers. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company recorded $0.2 million and $0.2 million of contract accounts receivable as of September 30, 2022 and December 31, 2021, respectively.
(i)    Net Loss Per Share
Basic and diluted net loss per share of common stock is determined by dividing net loss applicable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Because there is a net loss attributable to holders of common stock during the three and nine months ended September 30, 2022 and 2021, the outstanding common stock warrants, stock options, and restricted stock units (“RSUs”) have been excluded from the calculation of diluted loss per share of common stock because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share are the same. Diluted net loss per share of common stock for the three and nine months ended September 30, 2022 excludes the effect of anti-dilutive equity instruments including 714,261 shares of common stock issuable upon the exercise of outstanding common stock warrants and 5,024,323 shares of common stock issuable upon the exercise of stock options and release of RSUs. Diluted net loss per share of common stock for the three and nine months ended September 30, 2021 excludes the effect of anti-dilutive equity instruments including 734,581 shares of common stock then issuable upon the exercise of outstanding warrants and 2,564,059 shares of common stock then issuable upon the exercise of stock options and release of RSUs.

(j)    Fair Value Measurements
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
The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$30,529	$—	$—	$30,529
Restricted cash	3,477	—	—	3,477
Marketable securities, available for sale:
Corporate debt securities	—	14,938	—	14,938
Municipal debt securities	—	2,320	—	2,320
U.S. government debt securities	—	36,378	—	36,378
Total marketable securities, available for sale	—	53,636	—	53,636
Total assets measured at fair value on a recurring basis	$34,006	$53,636	$—	$87,642

Liabilities:
Warrant liability	$—	$—	$20	$20
Total liabilities measured at fair value on a recurring basis	$—	$—	$20	$20
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

The Company’s marketable debt securities are classified as available-for-sale securities based on management’s intentions and are at Level 2 of the fair value hierarchy, as these investment securities are valued based upon quoted prices for identical or similar instruments in markets that are not active. The Company has classified marketable securities with original maturities of greater than one year as short-term investments based upon the Company’s ability to use all of those marketable securities to satisfy the liquidity needs of the Company’s current operations.
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
The following assumptions were used to calculate the fair value of the Company’s warrant liability using the Black-Scholes-Merton valuation model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Assumed risk-free interest rate	4.22%	0.53%	2.37% - 4.22%	0.46% - 0.64%
Assumed volatility	118.13%	89.77%	92.77% - 118.13%	85.85% - 89.77%
Expected term	1.92 years	2.92 years	1.92 - 2.42 years	2.92 - 3.42 years
Expected dividend yield	—	—	—	—
The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities (in thousands):

Balance as of December 31, 2021	$146
Change in fair value of warrant liability	(17)
Balance as of March 31, 2022	129
Change in fair value of warrant liability	(105)
Balance as of June 30, 2022	$24
Change in fair value of warrant liability	(4)
Balance as of September 30, 2022	$20
As of September 30, 2022 and December 31, 2021, the Company maintains letters of credit of $3.5 million and $3.0 million, respectively, related to its lease arrangements, which are secured by money market accounts in accordance with certain of its lease agreements. The amounts are recorded at fair value using Level 1 inputs and included as restricted cash in the condensed consolidated balance sheets.
The Company believes the carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these accounts.
(k)    Accounting Pronouncements Issued But Not Yet Effective
In June 2022, the Financial Accounting Standards Board issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03“). Under the guidance of ASU 2022-03, a contractual restriction on the sale of an equity security is not considered in measuring the security’s fair value. ASU 2022-03 also requires certain disclosures for equity securities that are subject to contractual restrictions. For public business entities, the provisions of ASU 2022-03 are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.
The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on its condensed consolidated financial statements or disclosures.

2.    Balance Sheet Details
Short-Term Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of debt securities classified as available-for-sale securities by major security type and class of security as of September 30, 2022 were as follows (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Short-term marketable securities, available-for-sale:
Corporate debt securities	$15,259	$—	$(321)	$14,938
Municipal debt securities	2,339	—	(19)	2,320
U.S. government debt securities	37,133	3	(758)	36,378
Total short-term marketable securities, available-for-sale	$54,731	$3	$(1,098)	$53,636
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
As of September 30, 2022, the estimated market value of debt securities with contractual maturities of less than twelve months was $38.3 million; the remaining debt securities that the Company held at that date had an estimated market value of $15.3 million and contractual maturities of up to 21 months. As of December 31, 2021, the estimated market value of debt securities with contractual maturities of less than twelve months was $21.2 million; the remaining debt securities that the Company held at that date had an estimated market value of $27.2 million and contractual maturities of up to 23 months.
The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. It was determined that no credit losses existed as of September 30, 2022 or December 31, 2021, because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. Gross realized gains and losses on the Company’s debt securities for the three and nine months ended September 30, 2022 and 2021 were not significant.

Prepaid Expenses and Property and Equipment, Net
Condensed consolidated balance sheet details are as follows (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses and other current assets:
Prepaid insurance	$1,547	$1,801
Prepaid trade shows	693	440
Prepaid software fees	1,038	551
Prepaid employee compensation	291	238
Other current assets	643	136
Total prepaid expenses and other current assets	$4,212	$3,166
Property and equipment, gross:
Laboratory equipment	$4,744	$4,805
Computer equipment	356	171
Furniture and fixtures	807	124
Leasehold improvements	1,009	1,074
Construction-in-progress	585	—
Total property and equipment, gross	7,501	6,174
Less accumulated depreciation	(2,558)	(1,625)
Total property and equipment, net	$4,943	$4,549
Accrued Compensation and Accrued Liabilities
Condensed consolidated balance sheet details are as follows (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation:
Accrued paid time off	$1,790	$1,245
Accrued wages, bonus and other	6,531	3,875
Total accrued compensation	$8,321	$5,120
Accrued liabilities:
Accrued consulting services	$1,173	$775
Customer refund liability	926	—
Other accrued expenses	1,440	452
Total accrued liabilities	$3,539	$1,227
3.    Stockholders’ Equity
(a)    Classes of Stock
The Company’s amended and restated certificate of incorporation authorizes it to issue 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. Both classes of stock have a par value of $0.0001 per share.

(b)    At-The-Market Offering

On November 10, 2020, the Company entered into a sales agreement (the “November 2020 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $50.0 million. During 2020, the Company issued an aggregate of 951,792 shares of common stock pursuant to the November 2020 Sales Agreement at a weighted average purchase price of $20.97 resulting in aggregate gross proceeds of approximately $20.0 million, reduced by $0.9 million in issuance costs, resulting in net proceeds to the Company of approximately $19.1 million. For the nine months ended September 30, 2022, the Company did not issue any shares pursuant to the November 2020 Sales Agreement. For the year ended December 31, 2021, the Company issued an aggregate of 530,551 shares of common stock pursuant to the November 2020 Sales Agreement at a weighted average purchase price of $46.33 resulting in aggregate gross proceeds of approximately $24.6 million, reduced by $0.7 million in issuance costs, resulting in net proceeds to the Company of approximately $23.8 million.

On August 8, 2022, the Company entered into a second sales agreement (the “August 2022 Sales Agreement”) with Cowen relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $75.0 million under a second at-the-market offering program. For the nine months ended September 30, 2022, the Company did not issue any shares pursuant to the August 2022 Sales Agreement.
(c)    2021 Underwritten Public Offering
On January 6, 2021, the Company entered into an underwriting agreement with Cowen and William Blair & Company, L.L.C. as representatives of the several underwriters (the "Underwriters"). The Company agreed to issue and sell up to 4,237,288 shares of its common stock including up to 635,593 shares that could be purchased by the Underwriters pursuant to a 30-day option granted to the Underwriters by the Company. On January 11, 2021, the Company closed the underwritten public offering of 4,872,881 shares of its common stock, which included the exercise in full by the Underwriters of their option to purchase up to 635,593 additional shares, at a price to the public of $29.50 per share. The Company received aggregate gross proceeds of approximately $143.7 million, and net proceeds of approximately $134.6 million, after deducting underwriting discounts and commissions and other offering expenses.
(d)    Warrants
SPAC Warrants
The Company previously issued a total of 14,936,250 SPAC warrants (the "SPAC Warrants") to purchase common stock in public and private placement offerings which were consummated on June 23, 2017. As part of the public offering, the Company issued 14,375,000 warrants (the "Public SPAC Warrants") and as part of the private placement offering, the Company issued 561,250 warrants (the "Private SPAC Warrants"). The SPAC Warrants have a five-year life from the date the Business Combination was consummated and every four SPAC Warrants entitle the holder to purchase one whole share of common stock at an exercise price of $23.00 per whole share.
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
Outstanding SPAC Warrants totaled 2,815,853 as of September 30, 2022 and December 31, 2021. Private SPAC Warrants that were still owned by the original holder totaled 80,350 as of September 30, 2022 and December 31, 2021.

Placement Agent Warrants
In connection with several of DermTech Operations’ financings that took place between 2015 and 2018, DermTech Operations engaged a registered placement agent to assist in marketing and selling of common and preferred units. From 2015 to 2016, DermTech Operations issued 168,522 seven-year warrants to purchase one share of common stock each at an exercise price of $8.68 per share. From 2016 to 2018, DermTech Operations issued 72,658 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share. In 2020, the Company issued 15,724 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share in connection with the Company’s 2018 bridge note financing. Outstanding placement agent warrants totaled 10,039 as of September 30, 2022 and December 31, 2021.
Management Warrants
Warrants to purchase shares of DermTech Operations' common stock were issued to executive officers of DermTech Operations in lieu of issuing certain stock options (the “Management Warrants”). The Management Warrants were assumed by the Company in connection with the Business Combination. The Management Warrants have a ten-year life and are exercisable shares of the Company's common stock at $1.08 per share. For the nine months ended September 30, 2022, the Company issued 20,320 shares of common stock pursuant to the exercise of Management Warrants. The Management Warrants vested monthly over a four-year period. Outstanding Management Warrants totaled zero and 20,320 as of September 30, 2022 and December 31, 2021, respectively.
(e)    Stock-Based Compensation
Stock-based compensation expense for employee options, RSUs, the purchase rights issued under the 2020 ESPP, and consultant options was recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$353	$299	$986	$709
Sales and marketing	1,294	1,098	3,822	2,580
Research and development	1,074	644	2,899	1,473
General and administrative	2,215	1,695	5,960	4,684
Total stock-based compensation	$4,936	$3,736	$13,667	$9,446
The total compensation cost related to non-vested awards not yet recognized as of September 30, 2022 was $49.1 million, which is expected to be recognized over a weighted average term of 2.28 years.
Equity Incentive Plans
In May 2020, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which replaced our Amended and Restated 2010 Stock Plan and provides for the granting of incentive and non-qualified stock options, restricted stock and stock-based awards to employees, directors and consultants providing services to the Company. Under the 2020 Plan, incentive and non-qualified stock options may be granted at not less than 100% of the fair market value of the Company’s common stock on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the combined voting power of all classes of the Company’s capital stock, the exercise price may not be less than 110% of the fair market value of the Company’s common stock on the date of grant and the term of the option may not be longer than five years.
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
In March 2022, the Company’s board of directors adopted the 2022 Inducement Equity Incentive Plan (as amended, the “Inducement Plan”), pursuant to which the Company reserved 950,000 shares of its common stock (subject to customary adjustments in the event of a change in capital structure of the Company) for the issuance of equity awards under the Inducement Plan. In September 2022, the Company amended and restated the Inducement Plan to reserve an additional 1,000,000 shares of its common stock. The Inducement Plan and its amendment were approved by the Company’s board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan may be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.
As of September 30, 2022, 1,002,843 shares remained available for future grant under our equity incentive plans.
Employee Stock Purchase Plan
In May 2020, the Company adopted the 2020 Employee Stock Purchase Plan (as amended, the "2020 ESPP"), which allows for full-time and certain part-time employees of the Company to purchase shares of common stock at a discount to fair market value. The 2020 ESPP authorizes the Company to issue up to 400,000 shares of the Company’s common stock. In addition, the number of shares available for issuance under the 2020 ESPP will automatically increase on the first day of each of the Company’s fiscal years beginning in 2021 and ending on the first day of 2030, in an amount equal to the lesser of (i) 300,000 shares, (ii) 1% of the shares of Company common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the board of directors of the Company, subject to adjustment upon changes in capitalization of the Company.
The 2020 ESPP permits our eligible employees to purchase discounted shares of our common stock at semi-annual intervals through periodic payroll deductions. Shares are purchased at a price equal to 85% of the lower of: (i) the fair market value of the Company’s common stock on the first business day of an offering period or (ii) the fair market value of the Company’s common stock on the last business day of an offering period. A new offering period commences every year on approximately March 1 and September 1. At the end of each offering period, the accumulated contributions are used to purchase shares of the Company’s common stock. The last business day of each purchase period is referred to as the purchase date. Purchase dates are every six months on February 28 or February 29 and August 31.

In August 2022, the Company’s board of directors approved an amendment to the 2020 ESPP. Effective September 1, 2022, each offering period is twenty-four months and consists of four six-month purchase periods during which payroll deductions of the participants are accumulated under the 2020 ESPP. Prior to September 1, 2022, each offering period was six months.
On February 28, 2021 and August 31, 2021, the Company issued 39,960 and 18,155 shares of its common stock, respectively, pursuant to scheduled purchases under the 2020 ESPP. As of December 31, 2021, 549,289 shares of common stock were reserved for future issuance under the 2020 ESPP. On January 1, 2022, an additional 297,729 shares of common stock became available under the 2020 ESPP pursuant to an automatic annual increase. On February 28, 2022 and August 31, 2022, the Company issued 47,339 and 100,749 shares of its common stock, respectively, pursuant to scheduled purchases under the 2020 ESPP. As of September 30, 2022, 698,930 shares of common stock remained available for future grants under the 2020 ESPP.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Warrants to purchase common stock	10	31
SPAC Warrants to purchase common stock*	704	704
Stock options issued and outstanding	1,732	1,721
RSUs issued and outstanding	3,292	983
Authorized for future equity grants	1,003	603
Authorized for future ESPP purchases	699	549
Total common stock reserved for future issuance	7,440	4,591
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
Finance Leases
The Company leases certain laboratory equipment from various third parties, through equipment finance leases (previously referred to as “capital leases”). These leases either include a bargain purchase option or the terms of the leases are at least 75 percent of the useful lives of the assets and are therefore classified as finance leases. These leases are capitalized in property and equipment, net on the accompanying condensed consolidated balance sheets. Initial asset values and finance lease obligations are based on the present value of future minimum lease payments. Gross assets recorded under finance leases were $0.4 million and $0.4 million as of September 30, 2022 and December 31, 2021, respectively. Accumulated amortization associated with finance leases was $0.1 million and $0.1 million as of September 30, 2022 and December 31, 2021, respectively. Total finance lease interest expense was approximately $3,000 and $5,000 for the three months ended September 30, 2022 and 2021, respectively, and $10,000 and $13,000 for the nine months ended September 30, 2022 and 2021, respectively, and is included within interest income, net on the condensed consolidated statements of operations. Long-term finance lease obligations are as follows (in thousands):

	September 30, 2022	December 31, 2021
Gross finance lease obligations	$215	$274
Less imputed interest	(14)	(17)
Present value of net minimum lease payments	201	257
Less current portion of finance lease obligations	(124)	(121)
Total long-term finance lease obligations	$77	$136

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
The Del Mar Lease provides for a tenant improvement allowance of $125.00 per rentable square foot of the Entire Premises for a total of $12.0 million that the Landlord will use to fund the installation and/or construction of certain improvements to the Entire Premises in four phases, with each phase pertaining to a specified portion of the Entire Premises. The initial term of the Del Mar Lease is ten years and six months beginning on the earlier to occur of (i) January 1, 2023 and (ii) the date that Landlord tenders possession of the Phase III Premises (as defined in the Del Mar Lease) to the Company following the substantial completion of the improvements to the Phase III Premises required by the Del Mar Lease. The Company has the option to extend the term of the Del Mar Lease for two additional five-year periods, subject to the terms of the Del Mar Lease.
As the Landlord tenders possession of each portion of the Entire Premises for which the applicable improvements required by the Del Mar Lease are substantially complete, the Company will be obligated to make monthly payments of base rent with respect to such portion of the Entire Premises as set forth on Schedule 1 to the Del Mar Lease. In the event the Company exercises its option to extend the Del Mar Lease term, the Del Mar Lease provides for monthly rent payments during the additional five-year periods at the then-current market rent as determined in accordance with the Del Mar Lease. In addition to rent, the Del Mar Lease requires the Company to pay additional rent amounts for taxes, insurance, maintenance and other expenses.
During year ended December 31, 2021, the Company took initial possession of the first phase of its corporate headquarters, and the Company capitalized a ROU asset and related lease liability of $5.7 million associated with the first phase. During the three months ended March 31, 2022, the lease for the second phase of the Company’s corporate headquarters commenced and the Company capitalized a ROU asset and related lease liability of $15.8 million. The extension option periods were not considered in the determination of the ROU asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such extension options.
Del Mar Lease Amendments
During April 2022, the Company amended the Del Mar Lease through the execution of the First Amendment to Office Lease (the "First Amendment") and the Second Amendment to Office Lease (the "Second Amendment") (collectively, the "Del Mar Lease Amendments"). Pursuant to the First Amendment to the Del Mar Lease, the Company elected to utilize a one-time increase in an additional improvement allowance of $25.00 per rentable square foot, which increased the tenant improvement allowance by $2.4 million to $14.4 million, provided under the Del Mar Lease to make certain improvements to the Entire Premises. As a result, the Company will pay an increased monthly base rent to the Landlord, in order to repay costs relating to the additional design and construction. Pursuant to the Second Amendment, the Company elected to expand the Entire Premises to include 14,085 rentable square feet comprising the executive parking level (the “Expansion Premises”), which increased the tenant improvement allowance by $2.1 million to $16.5 million. The Landlord will tender possession of the Expansion Premises following substantial completion of improvements, pursuant to an agreed upon work letter and will run contemporaneously with the term of the Existing Premises. The Company intends to use the additional space for general office and laboratory use. As the Landlord tenders possession of the Expansion Premises, the Company will be obligated to pay the Landlord increased monthly installments of base rent for the Expansion Premises. Upon inclusion of the Expansion Premises, the Company will lease approximately 110,082 rentable square feet rentable square feet from the Landlord.

The Del Mar Lease Amendments were negotiated with a single commercial objective and are treated as a combined contract for accounting purposes. The Company evaluated the Del Mar Lease Amendments under ASC 842 and concluded that the Del Mar Lease Amendments would be accounted for as a single contract with the Del Mar Lease because the additional lease payments related to the tenant improvement allowance due to the Del Mar Lease Amendments were not commensurate with ROU asset granted to the Company. Accordingly, the Company remeasured the lease liability using the additional monthly rent payments and the incremental borrowing rate at the effective date of the modification of 6.50%. The remeasurement for the modification resulted in an increase to the lease liability and the ROU asset of approximately $1.2 million.
The extension option periods were not considered in the determination of the ROU asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such extension options. Pending execution of the Landlord's obligations to prepare leased spaces for occupancy, the Company expects the operating leases for the additional office and laboratory space to commence on various dates in the year ending December 31, 2022. The Company has an estimated future lease payment obligation of approximately $54.0 million related to corporate office facilities that were in the process of being constructed as of September 30, 2022. The lease liabilities and the corresponding ROU assets associated with these lease obligations will be recorded upon the commencement date of the operating leases using the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term and at an amount equal to the lease payments in a similar economic environment. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the U.S. Treasury rate and an indicative Moody’s rating for operating leases.
In connection with the original lease agreement, in lieu of a cash security deposit, the Company’s bank issued a letter of credit on its behalf, which is secured by a deposit, of $3.0 million and is included in restricted cash on the condensed consolidated balance sheet based on the term of the underlying lease. In April 2022, pursuant to the Second Amendment, the Company’s bank increased the letter of credit on its behalf by $0.5 million, totaling $3.5 million. As of September 30, 2022, none of the standby letter of credit amount has been used.
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
The lease term for all leased space has an expiration date of April 30, 2023, and an option to extend the lease term on all leased space for one additional three-year term, which the Company is not reasonably certain that it will exercise. As such, the Company did not include this option in the determination of the total lease term. On January 1, 2021, in conjunction with the adoption of the guidance in ASU 2016-02, the Company recognized a ROU asset and corresponding lease liability for its facility lease as the present value of lease payments not yet paid at January 1, 2021. The ROU asset and corresponding lease liability was estimated assuming the remaining lease term of 28 months at January 1, 2021, and an estimated discount rate of 4.04%, which was the Company’s incremental borrowing rate at the date of adopting ASC 842. The Company recorded a lease liability of $3.1 million and a ROU asset of $2.8 million, which is net of $0.3 million of the Company’s previously capitalized tenant improvement allowance and deferred rent, upon adoption.

The components of lease expense for the three and nine months ended September 30, 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost
Operating lease cost	$1,056	$379	$2,724	$1,023
Variable lease costs (1)	188	171	680	486
Total operating lease cost	$1,244	$550	$3,404	$1,509

Finance lease cost
Amortization of leased assets	$21	$17	$62	$53
Interest on lease liabilities	3	5	10	13
Total finance lease cost	$24	$22	$72	$66
(1) Variable lease costs are primarily related to common area maintenance charges and property taxes.
Other information related to leases was as shown in the table below.

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,621	$1,516
Operating cash flows from finance leases	$10	$13
Financing cash flows from finance leases	$104	$80
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$18,688	$9,071
Finance leases	$48	$105
Weighted average remaining lease term in years:
Operating leases	10.01	9.33
Finance leases	2.37	2.67
Weighted average discount rate:
Operating leases	6.44%	5.78%
Finance leases	5.81%	5.76%
The Company’s future minimum lease payments under operating and financing leases at September 30, 2022 are as follows (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Operating lease obligations, including interest	$791	$2,948	$2,774	$2,853	$2,934	$20,612	$32,912
Finance lease obligations, including interest	25	133	19	19	15	4	215
Total future minimum lease payments	$816	$3,081	$2,793	$2,872	$2,949	$20,616	$33,127
Amounts presented in the table above exclude non-cancelable future minimum lease payments for operating leases that have not commenced as of September 30, 2022.
Legal Proceedings
From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

5.    Related Party Transactions
During 2021 and 2022, the Company engaged EVERSANA Life Science Services, LLC (“EVERSANA”) to provide certain marketing services to the Company. Leana Wood, the spouse of Todd Wood, the Company’s Chief Commercial Offer, is an employee of EVERSANA. The Company incurred $1.1 million and $0.9 million in costs for the three months ended September 30, 2022 and 2021, respectively, and $2.8 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively. Amount due to EVERSANA were $0.7 million and $0.6 million as of September 30, 2022 and December 31, 2021, respectively.
On October 1, 2019, the Company entered into a consulting agreement with Michael Dobak pursuant to which the Company will compensate Michael Dobak, in an amount not to exceed $100,000, for certain public relations and marketing services. On July 28, 2020, the Company and Michael Dobak entered into an amendment to such consulting agreement to modify the terms of Michael Dobak’s compensation. The amended consulting agreement compensated Michael Dobak $15,000 per month from May 11, 2020 through September 30, 2021 and also granted him a restricted stock unit award that fully vested in a single installment on August 31, 2020 and represented the contingent right to receive 5,000 shares of common stock on January 2, 2021. On November 11, 2020, the Company and Michael Dobak entered into an amendment to such consulting agreement to extend the term through December 31, 2021 with a continued monthly payment of $15,000. On February 26, 2021, the Company and Michael Dobak agreed to extend his agreement through April 30, 2021 with a revised monthly payment of $20,000. Michael Dobak is the brother of Dr. John Dobak, the Company’s Chief Executive Officer. The Company incurred zero costs for the three months ended September 30, 2022 and 2021, respectively, and zero and $0.1 million for the nine months ended September 30, 2022 and 2021.
There were no other related party transactions identified during the nine months ended September 30, 2022 and 2021.
6.    Subsequent Events
The Company considered subsequent events through November 3, 2022, the date the condensed consolidated financial statements were available to be issued.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are intended to be covered by the “safe harbor” created by those sections. All statements, other than statements of historical facts, contained in this report, including statements regarding DermTech’s or its management’s intentions, beliefs, expectations and strategies for the future, are forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential,” “could,” “would,” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this report, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward-looking statements. The risks and uncertainties that could cause actual results to differ materially are more fully described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
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
Events, Trends and Uncertainties

The DMT without the additional test for the presence of telomerase reverse transcriptase gene driver mutations (“TERT”) (formerly known as PLAplus) became eligible for Medicare reimbursement on February 10, 2020. Each reference to the DMT in this paragraph refers only to the DMT without the add-on test for TERT. In late October 2019, the American Medical Association provided us with a PLA Code. Pricing of $760 for the PLA Code was published on December 24, 2019 as part of the Clinical Laboratory Fee Schedule for 2020. The final Local Coverage Determination, or LCD, expanded the coverage proposal in the draft LCD from one to two tests per date of service and it allows clinicians to order the DMT if they have sufficient skill and experience to decide whether a pigmented lesion should be biopsied. Our local Medicare Administrative Contractor, Noridian, has issued its own Local Coverage Decision, or Noridian’s LCD, announcing coverage of the DMT. Even though the effective date of Noridian’s LCD was June 7, 2020, Noridian began reimbursing us for the DMT as of February 10, 2020. With Medicare coverage granted, we have the opportunity to approach commercial payors, and as a result, we believe that the DMT may generate significant revenues in 2022 and 2023. No LCD currently covers the optional add-on test for TERT available to those ordering the DMT.

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
Impacts of COVID-19 and Current Inflationary Environment

The ongoing COVID-19 pandemic has affected many segments of the global economy, including the cancer screening and diagnostics industry. The pandemic and related precautionary measures have significantly impacted, and may continue to impact, our workforce, supply chain, and operating results including our sample volumes, revenues, margins, and cash utilization, among other measures. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical, and long-lasting and may vary from location to location. Our business was negatively impacted by the pandemic but has in large part recovered. Future outbreaks of COVID-19 and its variants could diminish patients’ and our sales representatives’ access to healthcare provider offices. Pandemic-related supply chain disruptions, whether caused by restrictions or slowdowns in shipping or logistics, increases in demand for certain goods used in our operations, or otherwise, could impact our operations.

Global supply chain disruptions and the higher inflationary environment have resulted in higher prices, which could impact our liquidity, business, financial condition and results of operations.
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
Financing Activities
2020 At-The-Market Offering
On November 10, 2020, the Company entered into a sales agreement with Cowen relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $50.0 million. During 2021, the Company issued an aggregate of 530,551 shares of common stock pursuant to the sales agreement at a weighted average purchase price of $46.33 resulting in aggregate gross proceeds of approximately $24.6 million, reduced by $0.7 million in issuance costs, resulting in net proceeds to the Company of approximately $23.8 million. For the nine months ended September 30, 2022, the Company did not issue any shares pursuant to the November 2020 Sales Agreement.
2021 Underwritten Public Offering
On January 6, 2021, the Company, entered into an underwriting agreement with Cowen and William Blair & Company, L.L.C. as representatives of the several underwriters (the “Underwriters”). The Company agreed to issue and sell up to 4,237,288 shares of its common stock including up to 635,593 shares that could be purchased by the Underwriters pursuant to a 30-day option granted to the Underwriters by the Company.
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
2022 At-The-Market Offering
On August 8, 2022, the Company entered into a sales agreement with Cowen relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $75.0 million. The Company did not issue or sell any shares of common stock pursuant to the sales agreement in the third quarter of 2022.

Results of Operations
Three Months Ended September 30, 2022 and September 30, 2021
Assay Revenue
Assay revenues grew $0.5 million, or 16%, to $3.4 million for the three months ended September 30, 2022 compared to $3.0 million for the three months ended September 30, 2021. Billable samples increased to approximately 18,080 for the three months ended September 30, 2022 compared to approximately 11,720 for the three months ended September 30, 2021. Sample volume is dependent on two major factors: the number of clinicians who order an assay in any given quarter and the number of assays ordered by each clinician during the period. The number of ordering clinicians and the utilization per clinician can vary based on a number of factors including patients presenting with skin cancer conditions, clinician reimbursement, office workflow, market awareness and clinician education.
Contract Revenue
Contract revenues with pharmaceutical companies increased $64,000, or 84%, to $140,000 for the three months ended September 30, 2022, compared to $76,000 for the three months ended September 30, 2021. Contract revenue can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors.
Cost of Revenue
Cost of revenues increased $0.8 million, or 27%, to $3.7 million for the three months ended September 30, 2022 compared to $2.9 million for the three months ended September 30, 2021. The increase was largely attributable to a higher billable sample volume in 2022, and higher overhead costs, partially offset by streamlined laboratory processes. As of September 30, 2022, a large portion of the costs of revenue are fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. The variable cost of revenue expenses incurred primarily relate to compensation-related costs for our laboratory scientists and technicians, laboratory supplies, shipping costs and Smart Sticker collection kits. We remain committed to continuing the automation of our laboratory processes in order to become more cost efficient and productive.
Operating Expenses
Sales and Marketing
Sales and marketing expenses increased $4.8 million, or 49%, to $14.6 million for the three months ended September 30, 2022 compared to $9.8 million for the three months ended September 30, 2021. The increase was primarily attributable to higher compensation-related costs from the expansion of the commercial team, increased spending on marketing and payor infrastructure and activities, and travel expenses.
Research and Development
R&D expenses increased $1.3 million, or 29%, to $5.7 million for the three months ended September 30, 2022 compared to $4.4 million for the three months ended September 30, 2021. The increase was due to higher compensation costs of expanding the R&D team, including the addition of some senior leadership and increased travel and overhead costs.
General and Administrative
General and administrative expenses increased $2.6 million, or 42%, to $8.8 million for the three months ended September 30, 2022 compared to $6.2 million for the three months ended September 30, 2021. The increase was primarily due to higher payroll-related costs and stock-based compensation as we continue to add infrastructure such as human resources, billing, information technology and legal resources, and higher consulting expenses, and overhead.
Interest Income, net
Interest income, net of $0.5 million and $38,000 for the three months ended September 30, 2022 and 2021, respectively, consists primarily of interest earned on our short-term marketable securities.

Change in Fair Value of Warrant Liability
Change in fair value of warrant liability for the three months ended September 30, 2022 was a gain of $4,000 compared to a gain of $0.2 million for the three months ended September 30, 2021. The change in fair value of warrant liability is calculated by adjusting the value of the outstanding Private SPAC Warrants held by original holders to the current market value at each reporting period.
Nine Months Ended September 30, 2022 and September 30, 2021
Assay Revenue
Assay revenues increased $3.0 million, or 38%, to $11.1 million for the nine months ended September 30, 2022 compared to $8.1 million for the nine months ended September 30, 2021. Billable samples increased to approximately 50,770 for the nine months ended September 30, 2022 compared to approximately 32,840 for the nine months ended September 30, 2021. The increase in assay revenue was primarily due to higher billable sample volume.
Contract Revenue
Contract revenues with pharmaceutical companies decreased $0.2 million, or 31%, to $0.4 million for the nine months ended September 30, 2022, compared to $0.6 million for the nine months ended September 30, 2021. Contract revenue can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can change due to variability of patient enrollment, drug safety and efficacy and other factors.
Cost of Revenue
Cost of revenues increased $3.0 million, or 40%, to $10.5 million for the nine months ended September 30, 2022 compared to $7.5 million for the nine months ended September 30, 2021. The increase was largely attributable to a higher billable sample volume in 2022, and overhead costs, partially offset by streamlined laboratory processes. As of September 30, 2022, a large portion of the costs of revenue are fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. The variable cost of revenue expenses incurred primarily relate to compensation-related costs for our laboratory scientists and technicians, laboratory supplies, shipping costs, equipment maintenance, and utilities. We remain committed to continuing the automation of our laboratory processes in order to become more cost efficient and productive.
Operating Expenses
Sales and Marketing
Sales and marketing expenses increased $20.8 million, or 86%, to $45.1 million for the nine months ended September 30, 2022 compared to $24.2 million for the nine months ended September 30, 2021. The increase was primarily attributable to higher compensation-related costs from the expansion of the commercial team, increased spending on marketing and payor infrastructure and activities, and additional software, conference and travel expenses.
Research and Development
R&D expenses increased $8.7 million, or 85%, to $19.0 million for the nine months ended September 30, 2022 compared to $10.3 million for the nine months ended September 30, 2021 The increase was due to higher compensation costs of expanding the R&D team, including the addition of some senior leadership, increased clinical trial costs and increased spending on laboratory supplies to support new product development.
General and Administrative
General and administrative expenses increased $8.6 million, or 49%, to $26.3 million for the nine months ended September 30, 2022 compared to $17.7 million for the nine months ended September 30, 2021. The increase was primarily due to higher payroll-related costs and stock-based compensation as we continue to add additional infrastructure such as human resources, billing, information technology and legal resources, and higher consulting expenses, insurance and overhead costs.

Interest Income, net
Interest income, net of $0.7 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively, consists primarily of interest earned on our short-term marketable securities.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability for the nine months ended September 30, 2022 was a gain of $0.1 million compared to a loss of $1.4 million for the nine months ended September 30, 2021. The change in fair value of warrant liability is calculated by adjusting the value of the outstanding Private SPAC Warrants held by original holders to the current market value at each reporting period.
Liquidity and Capital Resources
We have never been profitable and have historically incurred substantial net losses, including net losses of $36.5 million for the twelve months ended December 31, 2020, $78.3 million for the twelve months ended December 31, 2021 and $88.5 million for the nine months ended September 30, 2022. As of September 30, 2022, our accumulated deficit was $294.8 million. For the nine months ended September 30, 2022, we had negative operating cash flow of $74.0 million. At the end of 2020 and throughout 2021, we raised approximately $44.5 million in gross proceeds facilitated through our at-the-market offering. In addition, we completed the 2021 Underwritten Public Offering in January 2021, which raised a total of $143.7 million in gross proceeds. We have historically financed operations through private placement and public equity offerings.
We expect our losses to continue as a result of costs relating to ongoing R&D expenses, general and administrative expenses and sales and marketing costs for existing and planned products. These losses have had, and will continue to have, an adverse effect on our working capital. Because of the numerous risks and uncertainties associated with our commercialization and development efforts, we are unable to predict when we will become profitable, and we may never become profitable. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.
As of September 30, 2022, our cash and cash equivalents totaled approximately $95.5 million and short-term marketable securities totaled approximately $53.6 million. Based on our current business operations, we believe our current cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. While we believe we have enough capital to fund anticipated operating costs for at least the next 12 months, we expect to incur significant additional operating losses over at least the next several years. We anticipate that we will raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements in order to support our planned operations and to continue developing and commercializing genomic tests. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments or to take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including:
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

Cash Flow Analysis
Nine Months Ended September 30, 2022
Net cash used in operating activities for the nine months ended September 30, 2022 totaled $74.0 million, primarily driven by the $88.5 million net loss offset partially by non-cash related items, including $13.7 million in stock-based compensation, $1.8 million in amortization of operating lease ROU assets, $1.2 million in depreciation and $0.3 million in amortization of premiums, net of accretion of discounts on marketable securities. In addition, we had a net cash outflow of $2.8 million through net changes in working capital balances driven primarily by cash outflows of $2.3 million due to increase in accounts receivable, $1.0 million through the increase of prepaid expenses and other current assets and $2.7 million through the decrease of operating lease liabilities, partially offset by cash inflows of $3.2 million from the increase in accrued compensation.
Net cash used in investing activities for the nine months ended September 30, 2022 totaled $7.9 million, which related to the outflow from the purchase of $26.4 million of marketable securities and $1.4 million from the purchase of equipment offset by the inflow from the maturity of marketable securities of $19.9 million. Additional laboratory equipment investment will be needed to install complex automation systems and other genomic testing equipment needed to expand testing capacity.
Net cash provided by financing activities for the nine months ended September 30, 2022 totaled $1.0 million, which was driven primarily by $1.0 million in proceeds from contributions to the employee stock purchase plan.
Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Critical Accounting Policies and Significant Judgments and Estimates
Critical accounting policies, significant judgments, and estimates are those that we believe are most important for the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and disclosed in Note 1(g) of the condensed consolidated financial statements herein.
Recent Accounting Pronouncements
See Item 1 of Part I, Note 1(k) of the condensed consolidated financial statements herein.
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
Other than the changes made in remediating the material weakness described above, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
There have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 6. Exhibits.
The following documents are filed as part of this Form 10-Q.

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed
10.1	Sales Agreement, dated August 8, 2022, by and between the Company and Cowen		S-3	333-266650	8/8/2022
10.2*	DermTech, Inc. Amended and Restated 2022 Inducement Equity Incentive Plan		S-8	333-267469	9/16/2022
10.3*	DermTech, Inc. Amended and Restated 2020 Employee Stock Purchase Plan	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL.	X
*Management contract or compensatory plan or arrangement
** This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DermTech, Inc.

Date: November 3, 2022	By:	/s/ John Dobak
John Dobak, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Kevin Sun
Kevin Sun
Chief Financial Officer (Principal Financial and Accounting Officer)