Form 10-K
period 2022-12-31
DermTech, Inc.
filed 2023-03-02
CIK 1651944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38118
____________________________________________________
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Acts.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value, held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $147,397,622 (based on the closing price of the registrant’s common stock on June 30, 2022 of $5.54 per share).
The number of shares outstanding of the registrant’s common stock, $0.0001 par value as of February 24, 2023 was 30,367,223.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2022. Portions of such proxy statement are incorporated by reference into Part III of this Form 10‑K.

Auditor Firm ID: 185	Auditor Name: KPMG LLP	Auditor Location: San Diego, CA

i

DERMTECH, INC
ANNUAL REPORT ON FORM 10‑K
YEAR ENDED DECEMBER 31, 2022
ii

Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical facts and relate to future events or circumstances or our future performance, and they are based on our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. Words such as, but not limited to “anticipate,” “aim,” “believe,” “contemplate,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would,” and similar expressions or variations thereof are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. These statements include, among other things, statements regarding:
•our ability to attain profitability;
•our estimates regarding our future performance, including without limitation estimates of potential future revenues;
•our ability to maintain commercial reimbursement for our tests;
•our ability to efficiently bill for and collect revenue resulting from our tests;
•our anticipated need to raise additional capital to fund our operations, commercialize our products, and expand our operations;
•our ability to market and sell our tests to physicians and other clinical practitioners;
•our ability to continue to develop our existing test and develop and commercialize additional novel tests;
•our dependence on third parties for the manufacture of our products;
•our ability to meet market demand for our current and planned future tests;
•our reliance on our sole laboratory facility and the harm that may result if this facility became damaged or inoperable;
•our ability to compete with our competitors and their competing products;
•the importance of our executive management team;
•our ability to retain and recruit key personnel;
•our dependence on third parties for the supply of our laboratory substances, equipment and other materials;
•the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these lawsuits to cause us to suspend sales of our products;
•the possibility that a third party may claim we have infringed or misappropriated our intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against these claims;
•the potential consequences of our expanding our operations internationally;
•our ability to continue to comply with applicable privacy laws and protect confidential information from breaches;
•how changes in federal health care policy could increase our costs, decrease our revenues and impact sales of and reimbursement for our tests;
•our ability to continue to comply with federal and local laws concerning our business and operations and the consequences resulting from our failure to comply with such laws;
•the possibility that we may be required to conduct additional clinical studies or trials for our tests and the consequences resulting from the delay in obtaining necessary regulatory approvals;
•the harm resulting from the potential loss, suspension, or other restriction on one or more of our licenses, permits, certifications or accreditations, or the imposition of a fine or penalty on us under federal, state, or foreign laws;
•our ability to maintain and our intellectual property protections;

•how recent and potential future changes in tax policy could negatively impact our business and financial condition;
•how recent and potential future changes in healthcare policy could negatively impact our business and financial condition;
•our ability to maintain Nasdaq listing; and
•our ability to manage the increased expenses and administrative burdens as a public company.
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
Business Overview
We are a molecular diagnostic company developing and marketing novel non-invasive genomics tests to aid in the diagnosis and management of skin cancer, inflammatory skin diseases, and aging-related skin conditions. Our technology enhances early melanoma detection by non-invasively detecting genomic markers associated with melanoma to identify higher risk lesions at their earliest stages to rule out melanoma with a greater than 99% negative predictive value ("NPV") (Gerami et al. J Am Acad Dermatol. 2017; Skelsey et al. SKIN. 2021). Our scalable genomics assays have been designed to work with our adhesive patch, the DermTech Smart StickerTM (the “Smart Sticker”) which is used to non-invasively collect skin tissue samples for analysis.
Our first commercial test addresses unmet needs in the diagnostic pathway of pigmented skin lesions, dark-colored patches of skin often referred to as moles. Our DermTech Melanoma Test (the “DMT”) facilitates the clinical assessment of pigmented skin lesions that raise the concern for melanoma. We have marketed this test directly to a broad group of dermatology clinicians. The simple application of Smart Stickers to collect samples non-invasively may also allow us to market the DermTech Melanoma Test more broadly to primary care physicians and through telemedicine channels. We process our tests in our high complexity molecular laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), accredited by the College of American Pathologists (“CAP”), and licensed by the State of California as well as other states requiring out-of-state licensure, including New York. We also provide laboratory services to several pharmaceutical companies that access our technology on a contract basis typically related to ongoing clinical trials or other studies to advance therapeutics.
Our Business
We are a molecular diagnostic company developing and marketing novel non-invasive genomics tests that seek to transform the practice of dermatology. Our platform may change the diagnostic paradigm in dermatology from one that is subjective, invasive, less accurate and higher-cost, to one that is objective, non-invasive, more accurate and lower-cost. Our initial focus is skin cancer. We currently offer the DMT, which is an innovative, non-invasive way to enhance melanoma detection with a greater than 99 percent negative predictive value and are developing a product for non-melanoma skin cancers. We are also working on products to assess precancerous genomic changes associated with UV sun exposure. Our scalable genomics platform has been designed to work with our Smart Sticker, which provides an easily and non-invasively way to collect skin sample, in contrast to the existing standard of care of using a scalpel to biopsy suspicious lesions. We also provide our research services and technology platform on a contract basis to pharmaceutical companies that may use the technology to support their clinical trials. Pharmaceutical companies use our Smart Sticker to test for the existence of genomic targets of various skin diseases and measure the response of drugs under development. We process our tests in our CLIA-certified commercial laboratory, which is also CAP accredited and licensed by the California Department of Public Health as well as other states that require out-of-state licensure. As described below, our technology platform is easy to use and integrates seamlessly into the current clinical diagnostic pathway by providing (i) simple and rapid tissue collection and shipping via standard express mail, (ii) sample processing via quantitative polymerase chain reaction (“qPCR”), DNA sequencing or assays and (iii) results are reported to a physician within 5 business days from receipt of the sample in the laboratory.
Dermatology is one of the largest medical markets in the United States. The skin cancer segment has over 15 million surgical diagnostic procedures performed each year, with an average annual spend of $8.1 billion, according to the American Academy of Dermatology (“AAD”). Current dermatologic diagnosis is primarily based on subjective visual assessments and subsequent surgical diagnostic procedures. This legacy paradigm is prone to error and results in a substantial number of unnecessary and invasive surgical procedures. Our platform provides a non-invasive alternative that minimizes patient discomfort, scarring, and risk of infection. Further, because our testing results utilize genomic analysis, we provide more accurate, objective diagnostic information than the currently prevailing diagnostic procedures. As described below, a study published in JAMA Dermatology demonstrated that the foundational assay of the DMT lowers the cost to diagnose melanoma while providing a more accurate and less invasive alternative to current methods used to evaluate lesions suspicious for melanoma (Hornberger and Siegel. JAMA Dermatol. 2018), providing a test that assesses genomic atypia for key genomic markers, and that has been demonstrated to rule-out melanoma with a greater than 99% negative predictive value.
The healthcare market is saturated with genomic tests that are primarily marketed to pathology and oncology specialists. We are the first company to offer non-invasive genomic tests to the clinical dermatology market. We believe our technology platform may expand the base of clinicians (e.g. primary care clinicians) that can incorporate our test to enhance the practice of precision dermatology. As healthcare delivery diverges to support more convenient delivery models, such as pharmacy-based/retail clinics and telemedicine, we believe our platform may facilitate the migration of dermatologic care to these alternative models. We also believe our platform may allow for expanded consumer-based sample collection shipped directly to our laboratory, positively impacting the ease of use and convenience of providing dermatologic care.
We originally marketed the DMT under the name Pigmented Lesion Assay or PLA. The PLA assessed pigmented skin lesions, moles or dark skin spots and enhances early detection of melanoma. In particular, the PLA detected expression of the LINC00518 (“LINC”) and preferentially expressed antigen in melanoma (“PRAME”) genes using a nucleic acid amplification process called reverse transcription-polymerase chain reaction (“RT-PCR”). In the second quarter of 2018, we introduced our Nevome product, an adjunctive reflex test for the PLA. The Nevome test was used with histopathology to identify additional risk factors for melanoma and to confirm the diagnosis of melanoma in PLA positive tests, which are subjected to surgical biopsy. The Nevome test analyzed early-stage melanoma driver mutations in the v-Raf murine sarcoma viral oncogene homolog B (“BRAF”), neuroblastoma RAS viral oncogene homolog (“NRAS”) and TERT genes. The Nevome test utilized the same genomic material collected from the initial Smart Sticker sample used for the PLA and did not require additional sampling.

We discontinued our Nevome product in November 2020, and introduced our second-generation test in 2021 as an add-on assay to PLA, which is designed to identify the presence of mutations in TERT gene promoter region using DNA sequencing (Jackson et al. SKIN. 2020). We have since branded the PLA and TERT add-on-assay as the DMT. The DMT may be ordered with or without the add-on test for TERT. Positive results for LINC, PRAME or TERT correlate with a lesion at higher risk for melanoma. If none of the biomarkers are detected, this result indicates a greater than 99% probability that the tested mole is not melanoma.
In March 2019, Medicare’s Molecular Diagnostic Services program, administered by Palmetto GBA (“MolDX”), which performs technology assessments for genomic tests, issued a favorable Local Coverage Determination (“LCD”) draft (the “Draft LCD”) for the DMT (without the TERT assay). Each reference to the DMT in this paragraph refers only to the DMT without the TERT assay. The TERT assay has not yet been submitted for evaluation under MolDX and is not covered by Medicare. In October 2019, the American Medical Association (“AMA”) provided us with a Current Procedural Technology Proprietary Laboratory Analysis code of 0089U (the “PLA Code”). Pricing of $760 for the PLA Code was published on December 24, 2019 as part of the Centers for Medicare and Medicaid Services (“CMS”) Clinical Laboratory Fee Schedule (“CLFS”) for 2020, which has been confirmed for 2023. The Medicare final LCD (the “Final LCD”) first made available on December 26, 2019 expanded the coverage from the Draft LCD from one test per date of service to two tests per date of service for a certain percentage of patients, and is indicated only for use on pigmented lesion for which a diagnosis of melanoma is being considered. Also, the test may only be ordered by clinicians who evaluate pigmented lesions and perform biopsies. The test is covered for use as a source of information on whether or not to perform a biopsy. Our local Medicare Administrative Contractor, Noridian Healthcare Solutions, LLC (“Noridian”) relies upon MolDX for technology assessments of genomic-based tests and has adopted the Final LCD issued by MolDX. Noridian has issued its own LCD announcing coverage of the DMT. Even though the effective date of Noridian’s LCD is June 7, 2020, Noridian began reimbursing us for the DMT as of February 10, 2020.
Of the approximate 4 million surgical biopsies performed each year on pigmented skin lesions, over 90% are negative for melanoma and represent avoidable surgical procedures. The DMT (without TERT assay) improves the assessment of pigmented lesions by reducing the probability of missing melanoma to less than 1.0% (versus approximately 11-17% with surgical biopsies, the existing standard of care) and by reducing the number of surgical biopsies required to diagnose melanoma by five to tenfold (from about 25:1 to about 2.5-5.0:1). In addition, the DMT (without TERT assay) improves the positive predictive value (“PPV”) approximately five-fold (from 3-4% with the current surgical techniques to 18.7% with DMT without TERT assay) (Gerami et al. J Am Acad Dermatol. 2017; Skelsey et al. SKIN. 2021; Brouha et al SKIN. 2021).
The performance of the DMT is supported by numerous investigational studies, which enrolled an aggregate of over 9,000 patients and yielded more than 20 peer-reviewed publications in top-rated medical dermatology journals, including two publications covering the TERT add-on assay. A study published in JAMA Dermatology directed to the DMT (without TERT assay) demonstrated that incorporation of the test in practice could significantly lower the cost to diagnose melanoma while providing a more accurate assessment and less invasive alternative to current methods. The current AAD melanoma guidelines indicate that non-invasive gene expression testing can be used as a part of the initial clinical assessment for pigmented lesions. In January 2021, the National Comprehensive Cancer Network® (“NCCN”) updated their NCCN Clinical Practice Guidelines in Oncology (“NCCN Guidelines®”) for cutaneous melanoma under "Common Follow-up Recommendations for All Patients" as Category 2A, which states the use of pre-diagnostic noninvasive genomic patch testing may be helpful to guide biopsy decisions for cutaneous melanoma. The NCCN reaffirmed their recommendation in December 2022 (version 1.2023) that "for melanocytic neoplasms that are clinically/dermoscopically suspicious for melanoma, pre-diagnostic noninvasive patch testing may be helpful to guide biopsy decisions" for cutaneous melanoma. The NCCN’s recommendation indicated that there is uniform consensus that the intervention is appropriate. Also, recommendations and/or commentary regarding the DMT (without TERT assay) have been published by the National Society for Cutaneous Medicine ("NSCM"), the Melanoma Research Alliance ("MRA"), and UpToDate. Additionally, an independent panel of melanoma experts has produced consensus recommendations for use of the DMT (without TERT assay). We believe the DMT can be used as an alternative for the majority of these surgical biopsy procedures. In 2019, our platform became available for use in Canada based on Health Canada compliance and we have established a non-exclusive partnership with DermTech Canada. We are working with two Canadian provinces, British Columbia, and Ontario, which are evaluating our technology for coverage and reimbursement.

We market our DMT directly to dermatologists in the United States with a team of approximately 70 sales representatives. With Medicare and TRICARE coverage (for DMT without TERT assay), Veteran Affairs coverage (for DMT), contracts covering the DMT (without TERT assay) with 6 out of 10 insurers associated with the Blue Cross Blue Shield Association (“Blues plans”), plus a favorable policy of the DMT (without TERT assay) with the second largest lab benefit manager in the United States, and increased test volume, we believe the DMT (without TERT assay) is being reviewed for coverage by additional large commercial payors. We believe we will achieve successful coverage outcomes from these efforts over the next 12 to 24 months, although no assurances can be given that any reimbursement coverage approvals will be obtained.
We believe the total annual United States market opportunity for the DMT may exceed $2.5 billion, and that the select annual worldwide market consisting of Australia, Europe, and Canada exceeds $750 million. We currently offer the DMT primarily in the United States.
We are currently developing other skin cancer tests, including for non-melanoma skin cancers (basal cell and squamous cell cancers). In the United States, approximately 12 million surgical biopsies are performed each year to diagnose approximately 5.4 million non-melanoma skin cancers. Many of the initial surgical procedures for these skin cancers are performed on cosmetically sensitive areas of the body, such as the face, neck and chest, creating significant demand for a non-invasive alternative. We believe the total market opportunity for our non-melanoma skin cancer products may exceed $3 billion in the United States and $1 billion in select world-wide markets.
We are also developing tests to facilitate the assessment of inflammatory skin diseases, such as atopic dermatitis and psoriasis, which will aid in the appropriate diagnosis and treatment of these conditions. The prevalence of atopic dermatitis in the United States is reported to be approximately 12% in children and 7.0% in adults with approximately 6.6 million patients having moderate-to-severe disease. The prevalence of psoriasis in the United States is approximately 2.2% with approximately 1.3 million patients having moderate to severe disease.
We also provide contract research services using our non-invasive molecular skin analysis platform available to pharmaceutical companies to facilitate the development of new therapies (including biologics) in dermatology and cancer. These companies may use our platform and services using genomic and other biomarkers to assess treatment response, monitor side effects, identify potential drug targets, and identify likely responders to the therapy under development. We have completed and have ongoing contract research services with large pharmaceutical companies. We have supported programs across the spectrum of pharmaceutical development stages from Phase 1 through Phase 3. We believe that some of these collaborations may lead to a complementary or companion diagnostic product for the pharmaceutical partner’s therapeutic candidate, if it reaches the commercial market. We have booked over $0.9 million of orders pursuant to research contracts in 2022, and many of these contracts are multi-year in length.
We offer our laboratory services through our CLIA certified and CAP accredited commercial laboratory located in La Jolla, California, which is licensed by the State of California and all states requiring out-of-state licensure, including New York, which is generally considered to have a rigorous licensing process for clinical diagnostic laboratories. We can scale our current laboratory facility to handle approximately 150,000 DMT tests per year. We are currently qualifying our new laboratory facility in San Diego, California. Once operationalized and optimized in laboratory processes, we believe the new laboratory should be able to scale to over 1,000,000 tests per year. We expect to transition commercial laboratory operations to the new facility in the first half of 2023.
Our sample collection technology maximizes collection of relevant tissue with minimal patient discomfort using adhesive patches. We have developed significant intellectual property and know-how around the use of adhesives for non-invasive testing handling of this type of sample (e.g., storage/transportation). We have developed a proprietary process that allows us to extract genomic material from the patches with sufficient quality and quantity to perform downstream analyses, including gene expression, DNA mutation and transcriptomic analyses. We believe our technology may be used to assess the microbiome of the skin with potentially improved performance to existing methods. The development efforts may permit the introduction of our sample collection technology to facilitate evaluation of various dermatologic conditions and other conditions where the skin serves as a surrogate target organ.
Our Competitive Advantages
The DermTech Melanoma Test enhances early melanoma detection by differentiating high risk moles that should undergo biopsy from those that can be monitored over time. The DMT is used to assess pigmented lesions by detecting melanoma-associated genomic markers to identify melanomas and higher-risk lesions at their earliest stages (melanoma in situ or stage 1a). In our clinical studies, the DMT has an observed sensitivity of 91-97% and a specificity of 69-91% in differentiating these early-stage melanomas from non-melanomas using expert consensus histopathologic diagnosis as the reference standard. This results in a NPV of greater than 99%, which is the probability the DMT ruled out melanoma. We completed a long-term follow-up study directed to the DMT (without TERT assay) that also confirmed the

99% NPV by reevaluating and retesting lesions that tested negative 12 to 24 months prior to each subject’s enrollment in the study. We also completed another study, ("TRUST Study"), that demonstrated that the DMT (without TERT assay) increases the PPV for melanoma diagnosis by approximately fivefold, from 3-4% for the current pathway to 18.7% for the DMT (without TERT assay) (Skelsey et al. SKIN. 2021). We have initiated our “TRUST 2 Study” in 2022 as a long-term follow-up investigation to further validate the clinical utility of our test. This study enrolled over 3,000 people, which is twice the size of our first TRUST study, and was designed to be a prospective evaluation for this patient population. In addition, DMT (without TERT assay) has demonstrated an approximate tenfold reduction in unnecessary surgical procedures, relative to the current visual assessment and histopathology standard of care. Such a reduction can result in significant cost savings for the health care system and reduces patient morbidity as compared to other diagnostic approaches. Table 1 below compares the DMT (without TERT assay, except for sensitivity) with other techniques and the existing standard of care for assessing early-stage melanoma in pigmented skin lesions (Gerami et al. J Am Acad Dermatol. 2017; Jackson et al. SKIN. 2021).

	The DMT		Visual Assessment & Pathology (Current Standard)
Mechanism	Tumor Biology		Pattern Recognition
Surgical Procedure Required	No		Yes
Platform Technology	Yes		N/A
Multiple Dermatologic Indications	Yes		Yes
Physician Payment	Yes		Yes
Simple Practice Integration	Yes		N/A
Ease of Use	Yes		N/A
Number Needed to Biopsy(1)	2.7		>25
Number Needed to Excise(2)	1.6		5.2
Better Performance
NPV(3)	>99%		>81-89%
PPV(4)	18.7%		4%
Sensitivity(5)	91-97%		65-84%
Cost	$760	(6)	$1,196 - $1,396
Capital Equipment	No		No
Table 1. The data summarized above compares the DMT with the existing standard of care for assessing early-stage melanoma in pigmented skin lesions.
Footnotes to Table 1:
(1)Number of surgical biopsies required to diagnose one melanoma.
(2)Number of wide excision surgical procedures per melanoma diagnosed.
(3)NPV measures the probability that a negative result is truly negative.
(4)PPV measures the probability that a positive result is truly positive.
(5)Sensitivity measures the proportion of actual positives that are correctly identified as such.
(6)Figure represents a projected United States reimbursed price, though this price has not yet been negotiated with major United States payors. Pricing of $760 for the PLA Code was published on December 24, 2019 as part of the CMS Laboratory Fee Schedule for 2020 and confirmed for 2021. The Medicare Final Coverage Decision was made available on December 26, 2019 and the DMT (without the add-on test for TERT) became eligible for Medicare reimbursement on February 10, 2020.

Our technology platform has the potential to transform dermatologic practice. We are the first and only company to offer non-invasive genomic testing to clinicians that practice dermatology. Current dermatologic practice is based on subjective visual assessments of cellular change that are prone to inaccuracy and lead to invasive surgical procedures that drive unnecessary costs. Our technology platform seeks to transform this paradigm by enhancing early detection at the genome level where cancer begins. Our product provides non-invasive, objective, and more accurate information, thereby broadening the base of clinicians that can practice dermatology while also improving the performance of specialists.
Ease of use. Our non-invasive Smart Sticker sample collection procedure can be performed in less than five minutes. All the necessary items, including Smart Stickers, instructions, a marking pen for outlining, and a preaddressed and prepaid return shipping label, are contained in our kit. With a clinician's order of the test, the collection procedure can also be performed at the patient’s home with clinician guidance, and where clinically appropriate.
Simple integration into clinical practice. Our Smart Sticker may replace the scalpel traditionally used in the initial clinical assessment of melanoma. Unlike other technologies, our platform does not require the installation and maintenance of capital equipment. Nursing support, documentation, specimen processing, and requisition are substantially similar to current practice. These advantages are critical in a busy clinical practice where clinicians see patients every five to seven minutes.
Strong intellectual property protection. We have 12 issued or allowed United States patents, one of which is broadly directed to the use of an adhesive tape to collect skin samples for analysis of nucleic acids. In addition, we have been awarded patents on unique gene expression profiles and linked to melanoma, two of which will not expire until 2029, and a third will not expire until 2030. Additional efforts to further expand our patent portfolio are ongoing and a number of provisional and non-provisional patent applications have been filed. We have also developed unique know-how and proprietary processes that allow us to extract sufficient quantities of low-quality genomic material from adhesive patch samples suitable for analysis.
Our Strategy
Our goal is to become the global leader in non-invasive genomics testing for dermatologic conditions. We believe our robust intellectual property portfolio, platform technology, first-to-market advantage, and groundbreaking research will facilitate the achievement of this goal. Specifically, we will focus on the following objectives:
Build a specialized sales force to introduce our products to dermatologists. We have established a direct specialty sales force. We will continue to recruit experienced sales representatives as needed, primarily those from the dermatology sector who have existing physician relationships. We believe we could also leverage this sales force by establishing additional distribution relationships with laboratory companies that do business with clinical dermatologists or sell molecular tests. We recently announced an agreement with Sonora Quest Laboratories ("Sonora Quest") that allows them to be the exclusive laboratory in Arizona to offer the DMT to its vast network of healthcare providers.
Secure broad reimbursement coverage for our assays. We have targeted regional and national commercial payors, as well as national government payors, to secure favorable reimbursement coverage for our test. The DMT has completed the necessary analytical validity, clinical validity, clinical utility and health economic studies that payors require of molecular tests. The cost to fully adjudicate a pigmented lesion suspicious for melanoma ranges from $1,196 to $1,396 in the United States. We believe the DMT could lead to cost savings of greater than $650 million per year in aggregate savings, based on approximately 4 million surgical biopsies performed per year to rule out melanoma if the DMT became the standard of care in the United States.
In addition to our demonstrated clinical validity, clinical utility is the most important attribute of a test for establishing coverage policies with payors because it demonstrates how frequently physicians adhere to the recommendation of the test and the resulting improvement in clinical outcomes. In 2020, we completed and published our largest clinical utility study of the DMT (without the add-on test for TERT) based on real-world commercial usage. This study involved 3,418 cases and corroborates earlier utility studies and demonstrates that clinicians adhere to the recommendation of the DMT more than 98% of the time. The DMT (without the add-on test for TERT) significantly reduces surgical procedures and improves the diagnostic pathway for pigmented lesion assessment. Lesions clinically suspicious for melanoma have negative test results in over 90% of cases, leading to an approximately 90% reduction in surgical biopsies in our 2020 study (Brouha et al. J Drugs Dermatol. 2020). In January of 2021, we published additional registry study data highlighting that use of the DMT (without the add-on test for TERT) enriches biopsied samples for melanoma almost 5-fold (Brouha et al. SKIN. 2021). We believe our body of clinical evidence and utility will lead to securing coverage policies from the major commercial payors over the next 12 to 24 months, although no assurances can be given that any reimbursement coverage approvals will be obtained.

We have secured several contracts with major preferred provider networks and national governmental payers. We also received a favorable policy from the second largest lab benefit manager in the United States. We have submitted clinical and technology assessment packages to several lab benefit managers and third-party review organizations that provides consultative services for payors. We are engaged with several national commercial payors which have the DMT currently under review.
Integrate our products into the standard of care. We conduct rigorous clinical research and publish the results in peer-reviewed journals. Overall, our research has yielded over 20 publications. The DMT’s (referred to as the PLA in these studies) performance is supported by over ten investigational studies, which enrolled an aggregate of over 9,000 patients. Our research is frequently highlighted at clinical meetings and has several times been accepted for peer-reviewed late-breaking presentations at major medical society meetings.
The AAD melanoma guidelines have indicated that non-invasive gene expression testing can be used as a part of the initial clinical assessment for pigmented lesions. In January 2021, NCCN recommended under "Common Follow-up Recommendations for All Patients" the use of pre-diagnostic noninvasive genomic patch testing may be helpful to guide biopsy decisions for cutaneous melanoma. In December 2022 (version 1.2023), NCCN reaffirmed its recommendation that "for melanocytic neoplasms that are clinically/dermoscopically suspicious for melanoma, pre-diagnostic noninvasive patch testing may be helpful to guide biopsy decisions" for cutaneous melanoma. In addition, an independent panel of melanoma experts produced consensus recommendations for use of the DMT (without the add-on test for TERT), which were published in 2019.
We have established an extensive group of advisors of Key Opinion Leaders (“KOLs”) in dermatology, including multiple former presidents of the AAD. These KOLs speak extensively about our technology platform and the DMT at various clinical and research meetings. In addition, these KOLs participate in our clinical studies and publish findings in peer-reviewed journals.
Establish alternate care delivery channels. We continue to expand our efforts in alternate care delivery channels including telemedicine, integrated primary care networks, and reference labs and community primary care clinics. During 2021, we launched our new telemedicine mobile application, DermTech Connect, where permitted by law and applicable standards of care and practice guidelines. Using DermTech Connect, a patient can submit photos of suspicious lesions to an independent clinician on the DermTech Connect platform. The clinician can determine, if they deem it medically necessary to order the DMT, in which case a Smart Sticker Collection Kit is mailed to the patient, followed by at home self-collection with remote virtual supervision by a DermTech patient liaison.
These channels can help to democratize access to high quality dermatologic care, alleviate certain dermatologist capacity limitations and the related long lead times for dermatology specialist appointment availability. These channels can also improve the delivery of care to patients with ease of use, improved commute and wait times, and reduced patient fear that can accompany referrals to dermatology specialists.
Establish distribution partnerships for primary care. A substantial portion of dermatology is practiced in primary care. Based on the adoption progress we make within dermatology and integrated primary care networks, we plan to eventually access the primary care market more broadly by potentially establishing distribution relationships with companies that focus on these physicians. An ideal partner would have several hundred total sales professionals who access the primary care market with experience selling genomic diagnostic products. Alternatively, we may hire sales representatives to make direct calls to primary care offices. We recently announced an agreement with Sonora Quest that allows them to be the exclusive laboratory in Arizona to offer the DMT to its vast network of healthcare providers.
Expand our product offerings. We have developed a platform that provides genomic analysis of the skin using our noninvasive Smart Sticker platform as the sample collection method. This platform can be used to develop multiple products based on the same sample collection method, as it only requires different genomic markers to be assayed in our CLIA-certified laboratory. We are currently developing additional products, which includes an assessment of non-pigmented lesions for basal cell and squamous cell cancers and products that assess precancerous genomic changes associated with UV sun exposure. In addition, we are working to develop tests for inflammatory diseases of the skin.
Expand our marketing of research services to pharmaceutical companies. Our platform is used by several pharmaceutical companies to facilitate development of new targeted therapeutics in dermatology. Our Smart Sticker helps identify biomarkers, the assessment of which may inform treatment responses, track side effects, and identify patients that respond to therapy. We have branded our research service offering as DermTech Stratum and are offering additional services and capabilities. Our collaborations with pharmaceutical partners may result in the introduction of complementary or companion diagnostic products for the partners’ therapeutic candidates that reach the commercial market.

Market Opportunity – Skin Cancer
Melanoma is one of the fastest growing cancers and the subject of significant attention in the medical community. The incidence of melanoma has doubled from 1982 to 2011. While there has been a 32% decline in cancer deaths overall since 1991, melanoma is one of three cancers facing increasing death rates. According to a study from the Mayo Clinic, the incidence of melanoma increased eightfold among women under 40 and fourfold among men under 40 from 1970 to 2009.
Melanoma is one of the deadliest forms of skin cancer. On average, melanoma causes more than one death every hour of every day of the year in the United States. The American Cancer Society projects that approximately 7,990 people will die from melanoma in 2023. If diagnosed and removed early, when confined to the outermost skin layer and deemed to be “in situ” (Stage 0), patients are expected to have a survival rate of almost 100%. Invasive melanomas that are thin and extend into the uppermost regions of the second skin layer (Stage 1) have cure rates greater than 90%. However, once the cancer advances into the deeper layers of skin, the risk of it spreading to other parts of the body, or metastasis, and death increases. The table below depicts the survival rate of melanoma based on the stage of the cancer at initial diagnosis.

1.1
1.0
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0.0
Proportion surviving
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15
Survival (years)
Stage I (N=8175)
Stage II (N=5739)
Stage III (N=1520)
Stage IV (N=1158)

From Balch CM, Buzaid AC, Soong S-j et al: Final Version of the American Joint Committee on Cancer Staging System for Cutaneous Melanoma. Journal of Clinical Oncology, August 2001.
Per the Skin Cancer Foundation, an estimated 186,680 cases of melanoma will be diagnosed in the U.S. in 2023. Of those, it is estimated that approximately half will be in situ (noninvasive), or confined to the epidermis (the top layer of skin), and the other half will be invasive, penetrating the epidermis into the skin’s second layer (the dermis). On average, 25 surgical biopsies are performed per early-stage melanoma diagnosed, creating a total market opportunity of approximately 4.0 million surgical procedures per year. Outside the United States, the incidence of melanoma is highest in Western Europe, Australia, and Canada. We estimate that these select worldwide markets perform over 1.5 million surgical biopsies annually to diagnose approximately 75,000 melanomas, creating additional market opportunity that we believe exceeds $750 million annually.
Over 5.4 million non-melanoma skin cancers (basal cell and squamous cell carcinomas) are diagnosed in the United States annually. The number of surgical biopsies needed to diagnose one non-melanoma skin cancer is approximately 2.5-3.0 among dermatologists and can be considerably higher when diagnosed by other clinicians such as nurse practitioners and primary care physicians. While these cancers are not as deadly as melanoma, they commonly occur on the face, head, neck, and other cosmetically sensitive areas, creating an important unmet medical need for a non-invasive alternative, and a potential market opportunity for non-melanoma sink cancer is approximately $3.0 billion annually in the United States based on the approximately 10-12 million surgical biopsies performed to diagnose basal and squamous cell skin cancers.
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
While the purpose of the visual assessment or surgical biopsy is to rule out melanoma, the subpar results of this diagnostic pathway leads to a low NPV for early-stage disease (Table 2 below). This is related to the low specificity of the visual assessment (3-10%), which results in a high number of biopsies on benign atypical nevi. During histopathologic assessment, a small number of melanomas must be identified from this large pool of biopsied atypical nevi. However, there is significant overlap in the histopathologic diagnostic criteria between atypical nevi and early-stage melanoma, invariably leading to false negative diagnoses and a relatively low sensitivity (65-84%). Elmore et al. BMJ (2017) 357:j2183, concluded that the diagnosis of early stage melanoma was not accurate after finding that 35% of slide interpretations for melanoma in situ or stage 1a melanomas by 187 pathologists received a false negative diagnosis as benign. With the prevalence of early-stage melanoma in biopsied lesions at approximately 5%, the negative predictive value ranges from 75-89%.
Welch and colleagues’ most recent N Engl J Med article (2021, 384:72-79) points out that melanoma diagnoses have increased more than 6-fold over the last 40 years. The authors attribute this increase to more frequent enhanced screening, lower pathological thresholds to label the morphologic changes as cancer, and heightened clinical awareness to biopsy pigmented lesions. However, the article fails to address the limitations of the current care standard for evaluating pigmented lesions, which relies primarily on visual atypia to guide biopsy decisions. About 4 million pigmented lesions are biopsied each year in the US alone to diagnose fewer than 200,000 cutaneous melanomas (about 25 biopsies to detect 1 melanoma based on Anderson et al. JAMA Dermatol. (2018) 154(5):569-573). Using non-invasive assessment of genomic atypia offered by the DMT rather than visual atypia alone to guide pigmented lesion biopsy decisions reduces avoidable biopsies while missing fewer melanomas. Precision genomics is currently used in other areas of oncology and has changed the paradigm of treatment. Integrating use of the DMT and precision genomics to enhance early detection non-invasively into standard practice rather than performing fewer skin examinations appears to be a superior solution to the conundrum highlighted by Welch and colleagues.
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

	Current Pathway	DMT
Type	Surgical biopsy/ histopathology	Non-invasive gene expression
NPV	83%	99%
Probability of Missed Mel	17%	1%
Probability of Mel Diagnosis	4%	18.7%
Number Needed to Biopsy	25	2.7
Number Needed to Excise	5.2	1.6
Cost per Lesion Tested	$1,196 - $1,396	$760
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
Our Products
DermTech Melanoma Test (formerly the PLA and/or PLAplus)
The DMT enhances early melanoma detection by non-invasively detecting genomic markers associated with melanoma to identify higher risk lesions at their earliest stages to rule out melanoma. The performance of the DMT is supported by over ten investigational studies, which enrolled over 9,000 patients and yielded over 20 peer-reviewed publications in top rated medical dermatology journals, including two publications that cover the TERT add-on-assay. Key studies and manuscripts are summarized in Table 3 below. The DMT is based on a platform technology for non-invasive genomic testing of the skin, which allows the molecular analysis of samples collected from adhesive patches. In contrast to the current visual assessment pathway, the DMT has a very high NPV (greater than 99%) and high sensitivity (91-97%), ensuring a very low probability of missing melanoma (Jackson et al. SKIN. 2020).
The NPV of the DMT (without the add-on test for TERT) is supported by a 12-month follow-up study of 734 patients, which demonstrated that no melanomas were missed in the 12-month period following initial testing. In the third quarter of 2019 we initiated the TRUST study, which further examined long-term follow up of lesions previously tested negative by the DMT, and incorporated repeat testing of the previously tested lesion. This study more definitively confirmed the high NPV of the DMT in a real-world setting, and we announced those topline results in December 2020. Of the lesions evaluated by means of repeat testing with the DMT (n=302), none were found to have clinically obvious melanoma upon the subject’s return to the clinic, confirming the results of the initial chart review. Eighty-nine percent of these lesions were negative on repeat testing with the DMT and 11.2% were positive. Positive lesions were biopsied and subjected to a single read histopathologic review. One percent of lesions (n=3) that tested positive on repeat testing were diagnosed as Stage 0, in situ. Photographic review of the three Stage 0 cases identified changes in clinical appearance since the initial test. The pathology reports from the remaining biopsied lesions indicated a variety of non-melanoma diagnoses, including compound nevi with mild to moderate atypia. Given the early stage (in situ) of the melanomas detected on repeat testing, and length of time from the initial test (an average of 15 months), it is difficult to determine whether these melanomas evolved after the initial test or were present at the time of the initial test. In any case, the finding of three melanomas in a cohort of 302 lesions subjected to repeat testing further confirms an NPV of the DMT of at least 99.0% and is consistent with the results from the full long-term follow‑up cohort. These results exemplify how the DMT repeat testing of lesions that may have evolved over time after the initial negative DMT test have potential to identify early-stage melanoma and benefit patients. TRUST study findings corroborating the DMT’s high NPV were complemented by most recent registry data on the DMT’s high PPV (Brouha et al., SKIN, January 2021, 5(1):13-18). This data show that 316 lesions clinically suspicious for melanoma that were biopsied based on guidance offered by genomic atypia (positive DMT results rather than visual atypia alone) were enriched approximately five-fold for histopathologic features of melanoma.
During the second quarter of 2021, we announced the launch of the optional add-on test for TERT (then known as PLAplus) available to those ordering the DMT, which delivers objective and actionable information to guide clinical management decisions for skin lesions suspicious of melanoma. This add-on test combines TERT promoter DNA driver mutation analyses as a reflex test to the DMT’s standard RNA gene expression test. TERT is individually associated with histopathologic features of aggressiveness and poor survival in melanoma. The combined tests elevate the sensitivity from 91% to 97% and maintain a negative predictive value of >99%, resulting in a less than 1% probability of missing melanoma (Jackson et al. SKIN. 2020). By combining RNA gene expression and DNA mutation analyses, the DMT provides a highly accurate non-invasive genomic test for enhanced early melanoma detection.

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
National Comprehensive Cancer Network (NCCN) Clinical Practice Guidelines in Oncology. Cutaneous Melanoma. Version 1.2023 page ME-11
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
Telemedicine Option for the DermTech Melanoma Test
Telemedicine is typically considered to be the provision of health-related services via electronic information and telecommunication technologies. Telemedicine is sometimes used interchangeably with telehealth, but some organizations define telemedicine in a more limited sense to describe remote clinical services, such as diagnosis, treatment and monitoring. Telemedicine enables patient and clinician interaction when rural settings, lack of transport, lack of mobility, decreased funding, lack of staff or other limitations hinders or restricts in-office care.
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

Another telemedicine option is available to patients through the DermTech Connect mobile application, where permitted by law and consistent with applicable standards of care and practice guidelines. DermTech Connect enables a user to take a picture of a suspicious lesion with their phone and submit the picture to an independent clinician to assess the lesion. As of the date of this report, DermTech Connect is only available to patients of clinicians subscribed to DermTech Connect in 46 states and remains limited in operations. Subscribing clinicians utilizing DermTech Connect charge a pre-determined amount for the patient services and no claims are submitted for reimbursement of the clinical telemedicine services. These subscribing clinicians pay DermTech a fixed amount for use of the DermTech Connect platform. The clinician can also determine, if they deem it medically necessary, to order the DMT, in which case a Smart Sticker Collection Kit is mailed to the patient, followed by at-home self-collection with remote virtual supervision by a DermTech patient liaison. Many state laws and regulations impose various requirements on the practice of telemedicine, the regulatory landscape is evolving and DermTech Connect is not and may not become available in all states. The telemedicine market is relatively new and unproven, especially within dermatology, and it is uncertain whether the telemedicine options for the DMT will achieve and sustain high levels of demand, consumer acceptance and market adoption.
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
We offer a suite of products to facilitate clinical research using our technology platform. We have developed a proprietary process that allows us to extract genomic and protein material from our Smart Sticker with sufficient quality and quantity to perform gene expression, DNA mutation analysis, DNA methylation, and transcriptomic analyses. In addition, our platform may be utilized to assess the microbiome of the skin with improved performance to some existing methods. We have developed gene expression assays for the Th1, Th2, IFN-gamma, and Th17 inflammatory pathways. We market these assays to pharmaceutical companies developing drug products in dermatology. In addition, we develop custom gene assays to support development for these pharmaceutical partners. We have completed and have ongoing research collaborations with large pharmaceutical companies to facilitate their development of new targeted therapeutics in dermatology. Our technology platform has been deployed in Phase 1 through Phase 3 clinical programs. These efforts may also lead to the introduction of complementary and companion diagnostic products.
Leveraging Our Platform for Other Indications
We believe our Smart Sticker specimen collection platform is applicable to numerous other indications in dermatology. While we are focused initially on skin cancer products, we believe there are significant business development opportunities in other areas. We have undertaken several pilot development activities in inflammatory diseases, and skin aging. We also focus on potential licensing and partnering opportunities for the development of complementary and companion diagnostics for the pharmaceutical partners’ drug product candidates, should they reach the commercial market. In addition, because the processing of samples is the same regardless of the disease indication, our development activities will leverage our existing laboratory operations.

Skin Cancer DNA Risk Assessment Product (Luminate)
We are currently developing a direct to consumer ("DTC") skin cancer DNA risk assessment test to assess genomic changes that develop in UV damaged skin and are linked to a higher risk for developing certain carcinomas. More specifically, the product comprises of a laboratory developed test that is ordered with physician oversight via a telemedicine platform. The test is designed to detect DNA mutations in key genes associated with a risk for developing non-melanoma skin cancers and precancerous actinic keratosis. Consumers would learn of the DNA mutation detected and the overall relative risk for the conditions linked to those mutations, which allow them be better informed and educated about their skin health and various options to prevent further UV damage or reparative treatments in partnership with their healthcare provider. The skin samples are collected at-home by the consumer using a non-invasive adhesive patch collection kit..
According to Global Market Insights, the DTC genetic testing market in North American is valued at $591 million which includes DTC tests focusing on carrier, predictive, ancestry & relationship, nutrigenomics, skincare and others. While the skincare testing is a small portion of this DTC test segment today, several DNA and AI skin health tests have launched. As of 2021, 100,000,000 people worldwide have shared their DNA with a company that provides genomic testing in the foregoing focus areas.
Based on our market research, 83% of consumers are interested specifically in a DNA test for assessing risk of developing common non-melanoma skin cancers. Our research has indicated that post COVID, consumers have become very accustomed to taking health and wellness tests at home and are comfortable receiving results through electronic means that can later be discussed with their healthcare provider if needed. The younger generations spend time worrying about their past and present sun exposure, but do not take the action of seeing a physician for a skin check until something suspicious appears. The Luminate test will allow consumers to be better informed and thus take action before something becomes visible, so they can make data driven, fact-based decisions about their skin health and in partnership with their healthcare provider.
Non-Melanoma Skin Cancer Diagnostic Products
To complement the DMT, we are also using our platform technology to develop products to rule out non-melanoma skin cancer including squamous cell and basal cell carcinoma. We have identified differentially expressed genes that allow the identification of basal cell carcinoma, are identifying differentially expressed genes to identify squamous cell carcinoma, and are currently conducting analytical and clinical validation studies. Nearly 5.4 million basal and squamous cell carcinoma skin cancers are diagnosed each year making skin cancer the most common of all types of cancer. The majority of these cancers occur in cosmetically sensitive areas such as the head, neck and face. The number of skin cancer cases is increasing due to better skin cancer detection, people living longer, and increased sun exposure.
More than 80% of non-melanoma skin cancers are basal cell carcinomas. These cancers usually develop in sun-exposed areas, especially the head and neck, and tend to grow slowly. It is very rare for a basal cell cancer to spread to other parts of the body. If left untreated, basal cell cancers can grow into nearby areas and invade other tissues beneath the skin. If not removed completely, basal cell carcinoma can recur in the same place on the skin. People who have had basal cell skin cancers are also more likely to develop basal cell skin cancers in other places.
About 10% of skin cancers are squamous cell carcinomas. These cancers also commonly appear on sun-exposed areas of the body such as the face, ears, neck, lips, and backs of the hands. These cancers can also develop in scars or chronic skin sores elsewhere. Squamous cell cancers are more likely to grow into deeper layers of skin and spread to other parts of the body than basal cell cancers, although this is uncommon.
Cutaneous T Cell Lymphoma
We are currently exploring the development of a Cutaneous T-cell lymphoma (“CTCL”) rule out test. CTCL is a rare type of skin cancer in which T-cells become immunologically active and attack the skin. CTCL results in rash-like skin redness, slightly raised or scaly round patches on the skin, and, sometimes, skin tumors. These features can resemble much more common inflammatory skin conditions.
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
Microbiome Indications
The study of bacterial microbes that inhabit the skin and their relationship to health and disease has been the subject of intense investigation over the last several years. Numerous products are under development that seek to alter the composition and populations of these microbes for therapeutic purposes. We have demonstrated in studies that our platform can be used to assess the genomics of skin microbes and that the quantity of microbial genomic material and the measurements of microbial variability are superior to the swab-based methods currently in use. In addition, our platform (which simultaneously and non-invasively collects skin host and microbiome samples) has the potential to separate and assess microbial populations at different depth levels in the epidermis. Given the growing interest in this area, we may look to develop products for this market in the future.
Sales and Marketing
The vast majority of molecular diagnostic tests are used by pathology and oncology practitioners. These markets are quickly becoming saturated with products and services. We believe that we have a unique opportunity as the first company to market a novel non-invasive molecular diagnostic test to dermatologists and other clinical practitioners of dermatology. We believe there are fewer barriers to adoption in this customer base than in other medical markets because our product fits within the current diagnostic and reimbursement pathway for various skin conditions.
We have established a sales team with extensive backgrounds in selling dermatology products. Our Chief Commercial Officer spent 24 years at Allergan plc and led their dermatology and ophthalmology product sales for the entire United States. We expanded our specialty sales force in 2020 and 2021, and could continue to expand our specialty sales force in the future as we secure reimbursement coverage from additional commercial payors.
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
Dermatology is also practiced in primary care. We may target primary care market by establishing distribution relationships with companies that focus on these physicians. These potential partners should have 400-600 sales professionals in the aggregate who access the primary care market, and ideally have experience offering a diagnostic or genomics product. Alternatively, we may plan to hire sales representative to engage with primary care doctors. We recently announced an agreement with Sonora Quest that allows them to be the exclusive laboratory in Arizona to offer the DMT to its vast network of healthcare providers.

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
These efforts extend to supporting our policy coverage review process with payors. Our KOL group includes multiple former AAD presidents and numerous melanoma, skin cancer and inflammatory disease experts.
We continuously expand and improve on the validation of our tests by conducting additional clinical trials, and we publish the results of our scientific and clinical work in peer-reviewed medical journals. Through these efforts, we elevated our positioning in the AAD guidelines, obtained a recommendation from NCCN, and consensus group recommendations. We also advertise in medical journals and employ social media campaigns to drive patient advocacy. We believe direct-to-consumer advertising will engage the patient to request our skin cancer assessment tests.
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
On February 10, 2020, Medicare Administrative Contractor Palmetto GBA/MolDx issued an LCD for the Pigmented Lesion Assay (L38051), now referred to as the DMT (without the add-on test for TERT). On June 10, 2020, Noridian, which is our Medicare Administrative Contractor, harmonized its LCD with MolDx, in effect making our test nationally covered and available for all Medicare and Medicare Advantage enrollees. The published reimbursement for our PLA code, 0089U, is $760 and was included in the 2020, 2021, 2022 and 2023 CLFS.
We have developed internal reimbursement capabilities, including claims submittal, follow-up and appeals functions to bill and collect reimbursement for services provided. We are currently out of network with many commercial payors and our initial claims are commonly denied. In situations where payment is denied, we work through the claims appeals process to secure payment for services performed. The appeals process can require several cycles and can culminate in an independent committee review for blocks of claims. We are not routinely successful in winning appealed claims.
To improve our allowed claim rate and payment, we are seeking contractual relationships and reimbursement coverage policy decisions from commercial payors. Reimbursement coverage decisions for clinical tests are primarily supported by clinical utility studies, increases in the patient experience and inclusion in guidelines.
We have secured several contracts with major preferred provider networks. We have submitted clinical and technology assessment packages to several lab benefit managers and third-party review organizations that provides consultative services to payors, and several national commercial payors that have the DermTech Melanoma Test currently under review.
Competition
The molecular diagnostics market is highly competitive. We compete with a number of manufacturers and distributors of molecular diagnostic tests as well as new and traditional medical devices and other technologies that are used to assist physicians with the assessment of pigmented lesions and the diagnosis of skin cancer. We are currently the only company to offer a non-invasive genomics test to clinical dermatology professionals. However, LEO Pharma A/S, a large Danish pharmaceutical company, and Mindera Corporation, a small early-stage start-up, are also working on minimally invasive genomic tests for the assessment of skin diseases. Castle Biosciences, Inc. recently launched gene expression assays as CLIA laboratory tests for surgical biopsy tissue specimens. Castle Biosciences, Inc. also markets a product to determine metastatic potential in later stage melanoma by utilizing surgical tissue samples.

There are several companies that market or are developing medical devices and imaging tools to detect melanoma. In general, medical devices have capital equipment costs and maintenance requirements, do not integrate well into clinical practice, and do not have clear mechanisms to provide physician payment. Strata Sciences, Inc. owns the rights to Melafind, an FDA-approved device that utilizes varying wavelengths of light to capture lesion images at different depths and conducts an algorithmic image analysis to determine the degree of lesion disorganization and the need for biopsy. The clinical trials of this device demonstrated marginal improvement in the assessment of pigmented lesions, and the device has not been adopted in the United States largely due to its specificity of less than 10%. SciBase AB is marketing an epidermal electrical impedance spectrometer to assess pigmented lesions, which received FDA approval in 2018. Verisante Technology, Inc. has received regulatory approval in Europe and Australia to market a device that uses real-time Raman spectroscopy to assess changes in the chemical composition of skin tissue. Welch-Allen, Inc. and various others manufacture dermatoscopes, which provide magnified views of a pigmented lesion during diagnosis. Caliber I.D. and others offer confocal microscopy solutions for enhanced imaging of pigmented skin lesions.
Research and Development
We have expertise in the development of gene expression profiles and other genomic analyses for the evaluation of dermatologic disease. In addition, we have developed know-how related to the collection of skin samples using adhesive patches. We have also developed expertise in statistical programs and algorithms that are used to process genomic data.
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
We have identified additional gene targets that may further improve the performance of the DMT. The qPCR assays for these genes are under development and may be added to our platform in the future if their performance is validated in additional clinical studies. We plan to expand the use of our platform to include products to diagnose or support the diagnosis of non-melanoma skin cancers as well as a variety of inflammatory skin conditions. We have identified gene expression profiles for other conditions, such as psoriasis, atopic dermatitis, and aging of the skin. Should we determine that there are viable market opportunities for products treating these conditions, we will evaluate developing genomic tests for these conditions. Alternatively, we may seek development partners or licensing opportunities for these potential products.
Intellectual Property
We have developed a comprehensive portfolio of intellectual property, comprised of 12 issued or allowed U.S. utility patents, 18 pending U.S. utility patent applications, four pending U.S. provisional patent applications, four U.S. issued or allowed design patent applications, five pending U.S. design patent applications, five issued foreign patents, 34 pending foreign patent applications, and four Patent Cooperation Treaty (“PCT”) applications.
The portfolio includes patents or patent applications directed to aspects of our assays, a sample collection system using adhesive tapes, methods for automated scanning and cutting of cells from skin collection kits, telemedicine methods, methods of detecting nucleic acid expression, methods of quantifying a mutation burden, and methods of diagnosing or treating various skin conditions including melanoma and non-melanoma skin cancers, cutaneous T cell lymphoma, UV damage and various autoimmune disorders or inflammatory skin conditions.
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

The DermTech Melanoma Test is comprised of two assays (the PLA and the optional TERT add-on assay). The DMT utilizes qPCR techniques that requires the extraction and purification of genomic material from the skin adhered to our Smart Stickers. This extraction process is extremely challenging, and we have developed a proprietary method involving customized reagents and tools to provide suitable material yields reliably. In general the process involves three main steps:
•RNA/DNA extraction using our proprietary process to maximize the yields and quantity of RNA from the cells on the Smart Sticker while also extracting DNA from the sample to be used for the TERT analysis;
The PLA process involves:
•reverse transcription, which converts the RNA into complementary DNA; and
•expression level quantification, using qPCR to determine the expression levels of the target genes in our expression profile.
The TERT process involves:
•Detection of mutations utilizing Sanger Sequencing in the TERT promoter region of the gene.
After testing is complete, a laboratory report is prepared and reviewed by one of our California-licensed and American Board of Medical Genetics and Genomics-certified Laboratory Directors. This report is made available to the ordering physician by fax, via an internet portal, or via an electronic medical record system while adhering to requirements of the Health Insurance Portability and Accountability Act (“HIPAA”). The reports are generated in industry-standard PDF format that allows for high-definition figures to be reproduced clearly.
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
We believe our Smart Sticker, as a specimen collection device, is a Class I medical device that is exempt from obtaining premarket approval or clearance from the FDA. The FDA could declare our Smart Sticker a Class II or III device or as non-exempt. This would require us to submit an application for premarket clearance or approval, which may require us to develop additional clinical data to support premarket clearance or approval of the specimen collection product that could come at substantial expense and could disrupt our current business or affect our results of operations.

Our qPCR gene expression assay is a laboratory developed test (“LDT”) that is currently regulated under CLIA. Although the FDA has asserted that it has authority to regulate LDTs, it has generally exercised enforcement discretion and is not otherwise regulating most tests developed and performed within a single, high-complexity, CLIA-certified laboratory. We have commercialized our test as an LDT and will process all tests in our single CLIA-certified central laboratory. We may at some time in the future seek FDA clearance or approval for our qPCR gene expression assay. We believe the data we have collected in the development of our LDT will support any FDA medical device clearance or approval process, but cannot guarantee that the FDA will find these data sufficient to support clearance or approval as a medical device under the applicable FDA regulations. This may require us to collect additional clinical data, which could come at substantial expense and could affect our results of operations.
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
As a condition of CLIA certification, our laboratory is subject to survey and inspection every other year, in addition to being subject to additional unannounced inspections. Because we have obtained CAP accreditation, which is a CMS-approved accreditation organization, our biennial survey is conducted by CAP.
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
The FDA
Although the FDA has asserted that it has the authority to regulate LDTs that are validated by the developing laboratory and performed only by that laboratory, it has generally exercised enforcement discretion by not otherwise regulating most tests developed and performed within a single high complexity CLIA-certified laboratory. Nevertheless, the FDA has, for the past decade, introduced various proposals to end enforcement discretion and to bring LDTs clearly under existing FDA regulatory frameworks.
For several years, legislators have been working with stakeholders on a possible bill to regulate in vitro clinical tests including LDTs. Most recently, legislation called the Verifying Accurate, Leading-edge IVCT Development (VALID Act), has been garnering bipartisan and bicameral support. The VALID Act would codify into law the term “in vitro clinical test” (“IVCT”), to create new medical product category separate from medical devices that includes products currently regulated as IVDs as well as LDTs. The VALID Act would also create a new system for labs and hospitals to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients.
It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by the President. Until the FDA finalizes its regulatory position regarding LDTs through formal notice-and-comment rulemaking, or the VALID Act or other legislation is passed reforming the federal government’s regulation of LDTs, it is unknown how the FDA may regulate our tests or what testing and data may be required to support any required clearance or approval.
If the FDA decides to regulate LDTs, such as the DMT, as medical devices through notice-and-comment rulemaking or the VALID Act or other new federal legislation is passed reforming the government’s regulation of LDTs, or alternatively, if the FDA disagrees with our assessment that our tests fall within the definition of an LDT, we will be subject to increased regulatory burdens such as registration and listing, medical device reporting and quality control requirements. Any legislation or formal FDA regulatory framework affecting LDTs is also likely to have premarket submission requirements prohibiting commercialization without FDA authorization, controls regarding modification to the tests that may require further FDA submissions, as well as other increased regulatory burdens that will likely our ability to continue marketing our tests and to develop and introduce new tests in the future. The process would likely be costly and time-consuming. In addition, if premarket review is required for some or all of our tests, the FDA could require that we stop selling our products pending clearance or approval and conduct clinical testing prior to making submissions to the FDA to obtain premarket clearance or approval. The FDA could also require that we label our tests as investigational or limit the labeling claims we are permitted to make. We cannot assure that the DMT, or any new tests that we may develop or new uses for our products that we develop will be cleared or approved by the FDA in a timely or cost-effective manner, if at all. Even if such tests are cleared or approved, the products may not be cleared or approved for all of our proposed or desired indications. Any of these events could significantly limit the market for that product and may adversely affect our results of operations.
We believe that the Smart Sticker we provide for collection and transport of skin samples from a healthcare provider (or in our recently launched telemedicine option, from a patient at home with supervised collection) to our clinical laboratory is a Class I medical device subject to FDA regulations, although currently exempt from premarket review by the FDA. It is manufactured by a third party on our behalf. Class I products like our specimen collection kit are required to meet FDA’s general controls for in vitro diagnostic products, including that they be manufactured in compliance with applicable requirements of the Quality System Regulation for medical devices, adhere to device labeling requirements, and be listed with FDA upon commercial distribution, among other regulatory controls.
HIPAA and Other Privacy and Data Security Laws
HIPAA established for the first time comprehensive federal protection for the privacy and security of health information, which was expanded and strengthened by Subtitle D of the Health Information Technology for Economic and Clinical Health Act (“HITECH”) provisions of the American Recovery and Reinvestment Act of 2009. HIPAA, as amended by HITECH, applies to health plans, healthcare clearing houses, and healthcare providers that conduct certain healthcare transactions electronically, which we refer to collectively as “Covered Entities”, as well as individuals or entities that perform services for them involving the use, or disclosure of, individually identifiable health information or "protected health information" under HIPAA. Such service providers are called "Business Associates." Under HIPAA, as amended by HITECH, HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by Covered Entities and Business Associates (“HIPAA Regulations”). HIPAA also regulates and standardizes the codes, formats and identifiers used in certain healthcare transactions and standardization of identifiers for health plans and providers, for example insurance billing. Any non-compliance with HIPAA and HITECH and related penalties, could adversely impact our business.
HIPAA Regulations impose privacy rules that protect medical records and other protected health information by limiting their use and release, giving patients a variety of rights, including the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose.
The HIPAA Regulations also specify security standards require the implementation of administrative, physical, and technical safeguards and the adoption of written security policies and procedures. HIPAA requires Covered Entities and Business Associates to enter into business associate agreements.
HIPAA Regulations also require breach notification. Covered Entities must report breaches of protected health information that has not been encrypted or otherwise secured in accordance with guidance from the Secretary of the United States Department of Health and Human Services (the “Secretary”). Required breach notices must be made as soon as is reasonably practicable, but no later than sixty days following discovery of the breach. Reports must be made to affected individuals and to the Secretary and in some cases, they must be reported through local and national media, depending on the size of the breach. To avoid penalties for failure to comply with breach notification provisions, we must ensure that breaches of unsecured protected health information are promptly detected and reported within the company, so that we can make all required notifications on a timely basis. However, even if we make required reports on a timely basis, we may still be subject to penalties for the underlying breach and at risk of significant reputational harm if we experience a large-scale data breach.
We are currently subject to the HIPAA Regulations as a Covered Entity and maintain an active compliance program. We are subject to audit under the United States Department of Health and Human Services’ HITECH-mandated audit program. We may also be investigated in connection with a privacy or data security complaint or reported breach. Significant civil and criminal fines and other penalties may be imposed for violating HIPAA directly, and in connection with acts or omissions of any agents, including a downstream business associates, as determined according to the federal common law of agency. Civil penalties are adjusted for inflation on an annual basis and can exceed one million dollars per year for failure to comply with a HIPAA requirement. A single breach incident can violate multiple requirements. Additionally, a person who knowingly obtains or discloses PHI in violation of HIPAA may face a criminal penalties (including fines and imprisonment), which increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use PHI for commercial advantage, personal gain or malicious harm. Covered entities are also subject to enforcement by state Attorneys General who were given authority to enforce HIPAA.
Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC and states' Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and comparable state laws.In addition to the federal privacy regulatory regime, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to clinical laboratories. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws in this area are evolving. For example, several states, such as California, have implemented comprehensive privacy laws and regulations. The California Confidentiality of Medical Information Act (“CMIA”) imposes restrictive requirements regulating the use and disclosure of personally identifiable medical information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to CMIA, California also recently enacted the California Consumer Privacy Act of 2018 (“CCPA”) which became effective January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered businesses, and provides new privacy rights for California residents, including the right to opt out of certain disclosures of their information. It also creates new privacy rights for California residents and increases the privacy and security obligations of entities handling personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which is expected to increase data breach litigation. Although then law includes limited exceptions, including for PHI maintained by a covered entity or business associate under HIPAA and medical information maintained by healthcare providers under the CMIA, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act (CPRA) went into effect on January 1, 2023, amending the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California Privacy Protection Agency authorized to issue substantive regulations and is expected to result in increased privacy and information security enforcement. The CPRA also extends the provisions of both the CCPA and the CPRA to the personal information of our California-based employees. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah will all take effect.
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
Sanctions for a violation of the Stark Law include the following:
•denial of payment for the services provided in violation of the prohibition;
•refunds of amounts collected by an entity in violation of the Stark Law;
•a substantial civil penalty for each service arising out of the prohibited referral;
•exclusion from federal healthcare programs, including the Medicare and Medicaid programs; and
•substantial civil penalties for parties entering into a scheme to circumvent the Stark Law’s prohibition.
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
Many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of recipients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. In addition, in October 2018, the Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”) was enacted as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (“SUPPORT Act”). EKRA is an all-payor anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. Further, certain of EKRA’s exceptions are inconsistent with the Anti-Kickback Statute safe harbor regulations. Significantly, EKRA permits the U.S. Department of Justice to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but such regulations have not yet been issued. Further, there is no agency guidance or court precedent to indicate how and to what extent it will be applied and enforced. We cannot assure you that our relationships with physicians, sales representatives, hospitals, customers, or any other party will not be subject to scrutiny or will survive regulatory challenge under such laws. If imposed for any reason, sanctions under the EKRA could have a negative effect on our business.
Government officials have focused their enforcement efforts on the marketing of healthcare services and products, among other activities, and recently have pursued cases against companies, and certain individual sales, marketing, and executive personnel, for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business.
Federal False Claims Act
Another development affecting the healthcare industry is the increased use of the federal False Claims Act, and in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the False Claims Act and to share in any monetary recovery.
In addition, various states have enacted false claims law analogous to the False Claims Act. Some of these state laws apply where a claim is submitted to any commercial payor and not merely a federal healthcare program, and some authorize private citizens to bring suit on the state’s behalf.
When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus per-claim civil penalties, as set by statute and attorney’s fees. The civil penalty amounts are adjusted annually for inflation. Violation of the False Claims Act also can result in exclusion from government health care programs.
While we are unaware of any pending False Claims Act investigations or litigation, we are unable to predict whether we will be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

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
Reimbursement and Billing
Reimbursement and billing for diagnostic services is highly complex. Laboratories must bill various payors, such as commercial insurers, including managed care organizations (“MCO”), as well as state and federal health care programs, such as Medicare and Medicaid, and each may have different billing requirements. Additionally, the audit requirements with which laboratories must comply to ensure compliance with applicable laws and regulations, as well as internal compliance policies and procedures, add further complexity to the billing process.
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
In March 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act, which included a provision that delays the next PAMA reporting period for clinical laboratory tests that are not advanced diagnostic tests to January 1, 2022 through March 31, 2022. Then, on December 10, 2021, the Protecting Medicare and American Farmers from Sequester Cuts Act (S. 610) delayed the reporting requirement as well as the application of the 15% phase-in reduction until 2023. On December 29, 2022, Section 4114 of Consolidated Appropriations Act, 2023 again delayed the next data reporting period for CDLTs that are not ADLTs. The next data reporting period of January 1, 2024 through March 31, 2024, will be based on the original data collection period of January 1, 2019 through June 30, 2019.
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
Foreign Regulations
When we market our tests outside of the United States, we will be subject to foreign regulatory requirements governing laboratory licensure, human clinical testing, use of tissue, privacy and data security, and marketing approval for our tests. These requirements vary by jurisdiction, differ from those in the United States, and may require us to implement additional compliance measures or perform additional pre-clinical or clinical testing. In the European Union, we may be subject to newly enacted legislation that imposes requirements and restrictions on medical devices and in vitro diagnostics.
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
Employees
As of December 31, 2022, we had 279 employees, 278 of which were full-time employees, including 21 engaged in research and development, 17 in clinical operations, 87 in general and administrative, 36 in laboratory operations, and 118 in sales and marketing. We also engage consultants in various areas. None of our employees are represented by a labor union and we believe that our relationships with our employees and contractors are good.
Corporate and Other Information
We incorporated in the British Virgin Islands in 2015 and domesticated in the state of Delaware in 2019. DermTech Operations was incorporated in California in 1995 and reincorporated in the state of Delaware on May 15, 2014. Our commercial laboratory is located at 11099 North Torrey Pines Road, Suite 100, La Jolla, California 92037 and our corporate office is located at 12340 El Camino Real, San Diego, CA 92130. Our telephone number is (858) 450-4222 and our website address is www.dermtech.com. We regularly post copies of our press releases as well as other information about us on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically files with, or furnished to, the SEC. The SEC maintains an internet site (http://www.sec/gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The information contained on, or that can be accessed through, our website is not a part of this report, and our reference to the address for our website is intended to be an inactive textual reference only.

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
Risks Relating to Our Financial Condition and Capital Requirements
•We have a history of net losses; we expect to incur net losses in the future and may never achieve profitability.
•We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make our future performance difficult to predict.
•Our financial condition, commercialization efforts and results of operations could be adversely affected by outbreaks of contagious diseases, including the COVID-19 pandemic.
•Our commercial success could be compromised if customers do not pay our invoices or if commercial payors, including managed care organizations and Medicare, do not provide coverage and reimbursement, breach, rescind, or modify their contracts or reimbursement policies, reimburse at a low rate, or delay payments for the DMT and our planned tests.
•We will need to raise additional capital to fund our existing operations, commercialize our products, and expand our operations.
•If clinicians, including dermatologists, decide not to order the DMT or our future tests, we may be unable to generate sufficient revenue to sustain our business.
•We expect to continue to incur significant expenses to develop and market our existing and planned tests, which could make it difficult for us to achieve and sustain profitability.
•We may not be able to generate sufficient revenue from the commercialization of the DMT, or successfully develop and commercialize other tests to achieve or sustain profitability.
•If we are unable to successfully execute our marketing strategy for the DMT and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our business.
•The telemedicine market is immature and unpredictable, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity or if limitations on reimbursement or difficulties in obtaining regulatory approvals impede our ability to adopt telemedicine, the growth of our business will be harmed.
•If we cannot develop tests to keep pace with rapid advances in technology, medicine and science, our operating results and competitive position could be harmed.
•Our future success will depend in part upon our ability to enhance the DMT, and to develop, introduce, and commercialize other novel innovative and non-invasive diagnostics tests and services; new test development involves a lengthy and complex process and we may be unable to commercialize new or improved tests or any other products we may develop on a timely basis, or at all.
•We rely on a limited number of suppliers and, in some cases, a single supplier, for certain of our laboratory substances, equipment and other materials, and any delays or difficulties securing these materials could disrupt our laboratory operations and materially harm our business.

•The DMT employs a novel diagnostic platform and may never be accepted by its intended markets.
•If the DMT and our planned tests do not to perform as expected, as a result of human error or otherwise, it could have a material adverse effect on our operating results, reputation, and business.
•If our sole laboratory facility becomes damaged or inoperable, or we are required to vacate the facility, our ability to sell and provide molecular tests and pursue our research and development (“R&D”) efforts may be jeopardized.
•If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenues or achieve and sustain profitability.
•We may encounter manufacturing problems or delays that could result in lost revenue.
•If we cannot support demand for the DMT and our planned future tests, including successfully managing the evolution of our technology and manufacturing platforms, our business could suffer.
•If we were to be sued for product or professional liability, we could face substantial liabilities that exceed our resources.
•We may acquire other businesses, form joint ventures, or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt, or cause us to incur significant expense.
•International expansion of our business would expose us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
•Declining general economic and business conditions as a result of the COVID‑19 pandemic have had a negative impact on our business, and the extent and duration of the effects of the COVID‑19 pandemic and economic downturn are difficult to predict, which makes our future performance more difficult to predict.
•Intrusions into our computer systems could compromise confidential information and our ability to continue operations.
•We rely on FedEx Corporation (“FedEx”) and United Parcel Service, Inc. (“UPS”) to distribute our Smart Sticker to customers and transport specimens back to our laboratory facility, and any damage to their facilities or inability to deliver our products could have an adverse effect on our results of operations and business.
Regulatory Risks Related to Our Business
•Changes in health care law and policy may have an adverse effect on our financial condition, results of operations, and cash flows.
•Our business could be adversely impacted by our failure or clinicians’ failure to comply with the International Classification of Diseases, Tenth Revision, Clinical Modification (“ICD-10-CM”) Code Set.
•Billing for the DMT is complex, and we must dedicate substantial time and resources to the billing process to be paid for the DMT; long payment cycles of Medicare, Medicaid, and/or other commercial payors, or other payment delays, could hurt our cash flows and increase our need for working capital.
•Our business could be harmed by the loss, suspension, or other restriction on a license, certification, or accreditation, or by the imposition of a fine or penalties, under CLIA, its implementing regulations, or other state, federal, and foreign laws and regulations affecting licensure or certification, or by future changes in these laws or regulations.
•If the FDA were to begin requiring approval or clearance of the DMT and our planned future tests, or our proprietary Smart Sticker, we could incur substantial costs and time delays associated with meeting the requirements.
•If we were to be required by the FDA to conduct additional clinical studies or trials before continuing to offer tests that we have developed or may develop as LDTs those studies or trials could lead to delays or failure to obtain necessary regulatory clearance or approval, which could cause significant delays in commercializing any future products and harm our ability to achieve profitability.
•We are subject to numerous federal, local and foreign laws and regulations; complying with laws pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties and a material adverse effect to our business and operations.

Intellectual Property Risks Related to Our Business
•If we are unable to maintain intellectual property protection, our competitive position could be harmed.
Risks Related to Our Securities
•Future issuances of equity securities may dilute the interests of our security holders and reduce the price of our securities.
Risks Relating to Our Financial Condition and Capital Requirements
We are a company with a history of net losses; we expect to incur net losses in the future and may never achieve profitability.
We have historically incurred substantial net losses in each year since our inception, including net losses of $116.7 million for the twelve months ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $323.0 million.
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
We are an emerging molecular diagnostics company with a limited operating history. Our operations to date have been primarily focused on developing and market testing our technology. We have not obtained regulatory approvals from the FDA for any of our existing and planned tests as we operate a clinical laboratory under the CLIA guidelines and believe the DMT is an LDT that is not currently being regulated by the FDA. Consequently, if regulatory approval is determined to be necessary or if Congress enacts legislation that alters the regulatory framework for LDTs, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or more commercialized products. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this report and also include:
•our ability to obtain additional funding to develop and market our existing and planned products and tests;
•the market adoption and demand for our existing and planned tests;
•the existence of favorable or unfavorable clinical guidelines for our existing and planned tests;
•the reimbursement of our existing or planned tests by Medicare and commercial payors;
•our ability to obtain and maintain any necessary regulatory approval for any of our existing and planned tests in the United States and foreign jurisdictions, if required;
•potential side effects of our existing and planned tests that could delay or prevent commercialization, limit the use of our existing and planned tests, or cause any of our commercialized tests to be taken off the market;
•our dependence on third-party suppliers and manufacturers, to supply or manufacture our specimen collection products;
•our ability to establish or maintain collaboration, licensing, or other arrangements;
•our ability to maintain and grow an effective sales and marketing infrastructure, either through the expansion of our commercial infrastructure or through strategic collaborations;
•competition from existing and planned tests or new tests that may emerge;
•the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our existing and planned tests;

•our ability to leverage our proprietary technology platform to discover and develop additional test candidates;
•our ability to successfully obtain, maintain, defend, and enforce intellectual property rights important to our business;
•our ability to attract and retain key personnel to manage our business effectively;
•our ability to build our finance infrastructure and improve our accounting systems and controls;
•potential product liability claims;
•potential liabilities associated with hazardous materials; and
•our ability to obtain and maintain adequate insurance policies.
Accordingly, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.
Our financial condition, commercialization efforts and results of operations could be adversely affected by outbreaks of contagious diseases, including the COVID-19 pandemic.
Any outbreak of a contagious disease, such as the COVID‑19 pandemic, or other adverse public health developments, could have a material and adverse effect on our business operations. Such adverse effects could include disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel, and could result in temporary closures of our facilities or the facilities of our collaborators or suppliers, including our sole laboratory. The extent to which COVID‑19 affects our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, additional information that may emerge concerning the severity of COVID‑19 and ongoing actions to contain COVID‑19 or mitigate its impact, among others, which could have a further adverse effect on our business, financial condition, results of operations, and cash flows.
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
Clinicians, including dermatologists, may not order the DMT or our planned tests unless commercial payors, such as managed care organizations and federal government health care programs (e.g., Medicare and Medicaid), pay a substantial portion of the test price. Coverage and reimbursement by a commercial payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:
•not experimental or investigational;
•medically necessary;
•appropriate for the specific patient;
•cost-effective;
•deemed to require prior authorization;
•supported by peer-reviewed publications; and
•included in clinical practice guidelines.
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
As of December 31, 2022, our cash and cash equivalents totaled approximately $77.8 million and short-term marketable securities totaled $48.4 million. On February 28, 2020, we entered into a securities purchase agreement with certain institutional investors for a private placement, which closed on March 4, 2020, of our equity securities for aggregate gross proceeds of approximately $65.0 million, and net proceeds to the Company of approximately $59.9 million, after deducting estimated offering expenses payable by the Company. On November 10, 2020, we entered into a sales agreement to sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time. In connection with this sales agreement, we raised aggregate gross proceeds of approximately $44.5 million, and net proceeds to the Company of approximately $42.9 million during 2020 and 2021. On January 11, 2021, the Company completed an underwritten public offering of our common stock for aggregate gross proceeds of approximately $143.7 million, and net proceeds to the Company of approximately $134.6 million, after deducting offering expenses payable by the Company. On August 8, 2022, we entered into a sales agreement to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million from time to time.
Based on our current business operations and the additional financing completed in January 2021, we believe our current cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next twelve months. We anticipate that we will need to raise additional capital through equity offerings, debt financings, collaborations, or licensing arrangements in the future in order to satisfy our anticipated liquidity requirements. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:
•increase our efforts to drive market adoption of the DMT and address competitive developments;
•fund research and development activities and efforts of commercializing future products;
•acquire, license, or invest in technologies;
•acquire or invest in complementary businesses or assets; and
•finance capital expenditures and general and administrative expenses.
Our present and future funding requirements will depend on many factors, including:
•our revenue growth rate and ability to generate cash flows from operating activities;
•our sales and marketing and R&D activities;
•effects of competing technological and market developments;
•costs of and potential delays in product development;
•changes in regulatory oversight applicable to the DMT; and
•timing of and costs related to future international expansion.
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
In recent years, we have incurred significant costs in connection with the development of our existing and planned tests. For the twelve months ended December 31, 2022, our R&D expenses were $24.1 million, our sales and marketing expenses were $58.7 million and our general and administrative expenses were $36.1 million. For the twelve months ended December 31, 2021, our R&D expenses were $16.3 million, our sales and marketing expenses were $37.6 million and our general and administrative expenses were $24.8 million. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our existing test and planned tests, grow our sales and marketing organization, drive adoption of and reimbursement for the DMT, and develops new tests. As a result, we need to generate significant revenues in order to achieve profitability.
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
Our ability to successfully market the tests that we develop will depend on numerous factors, including:
•conducting clinical utility studies of such tests in collaboration with key thought leaders to demonstrate their use and value in important medical decisions such as treatment selection;
•the success of our sales force;

•whether health care providers believe such tests provide clinical utility;
•whether the medical community accepts that such tests are sufficiently sensitive and specific to be meaningful in patient care and treatment decisions; and
•whether health insurers, government health care programs, and other commercial payors will cover and pay for such tests and, if so, whether they will adequately reimburse us.
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
The DMT, can be ordered via telemedicine channels given the sample collection can be achieved at-home using the Smart Sticker Collection Kit. The telemedicine channels consist of clinicians (i) use of third-party telemedicine technologies to assess their patients and (ii) subscribing to our DermTech Connect platform to assess their patients. However, it is uncertain whether these solutions, or telemedicine generally, will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of clinicians and their patients to use a telemedicine solution, as well as on our ability to demonstrate the value of a telemedicine solution to commercial payors and other purchasers of healthcare for beneficiaries. To the extent the COVID-19 pandemic continue to subside, and patient access to clinician offices for in-person testing improves, the demand for a telemedicine channel could be adversely affected. Negative publicity concerning use of a telemedicine solution or the telemedicine market as a whole could limit market acceptance. If clinicians or their patients do not believe that a telemedicine channel can provide accurate evaluation of suspicious lesions and testing using the DMT, as our clinical studies have already demonstrated, or if clinicians or their patients are not willing to utilize the clinician-supervised remote collection process due to technological limitations or otherwise then an adoption of a telemedicine solution to access the DMT may be slow to develop, or may not develop at all. Changes by state professional licensing boards to the standards of care or other requirements governing the practice of telemedicine, including any such requirements from federal regulatory bodies, could impact the growth or even adoption of a telemedicine solution. Additionally, reimbursement from governmental and commercial payors may not be available or may be too limited for physician services or laboratory testing ordered through a telemedicine channel. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telemedicine could limit market acceptance for telemedicine. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations.
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
We rely on a limited number of suppliers for certain of our laboratory substances, including reagents, as well as for the sequencers and various other equipment and materials we use in our laboratory operations. In particular, we rely on Thermo Fisher and VWR for supplies and Adhesive Research for our adhesive tape material. We do not have long-term supply agreements with any of our suppliers and, as a result, they could cease supplying these materials and equipment to us at any time due to an inability to reach agreement with us on supply terms, disruptions in their operations (including as a result of the COVID-19 pandemic), a determination to pursue other activities or lines of business, or for other reasons, or they could fail to provide us with sufficient quantities of materials that meet our specifications. Transitioning to a new supplier or locating a temporary substitute, if any are available, would be time-consuming and expensive, could result in interruptions in or otherwise affect the performance specifications of our laboratory operations, or could require that we revalidate the DMT. In addition, the use of equipment or materials provided by a replacement supplier could require us to alter our laboratory operations and procedures as well as our research and development activities. Moreover, we believe there are currently only a few manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for our laboratory operations, including sequencers and various associated reagents. As a result, replacement equipment and materials that meet our quality control and performance requirements may not be available on reasonable terms, in a timely manner or at all. If we encounter delays or difficulties securing, reconfiguring or revalidating the equipment, reagents and other materials we require for the DMT, our operations could be materially disrupted and our business, financial condition, results of operations, and reputation could be adversely affected. As we introduce any new test, we may experience supply issues as we ramp test volume. Moreover, the COVID-19 pandemic has disrupted supply chains globally, and could adversely affect our ability to source essential reagents, equipment and other materials in a timely manner or at all.
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
On July 1, 2021, we entered into a lease with respect to a building also located in San Diego, California, which will serve as the Company’s new principal office and laboratory facility (the “New Lab”). We are in the process of building out the New Lab and expect to move our operations and equipment to the New Lab in the first half of 2023. Our current or new facilities and equipment could be harmed or rendered inoperable during the move and we may experience delays or difficulties in transitioning to our New Lab which could adversely affect our ability to perform our tests. We are required to notify our applicable regulatory and accrediting entities, CAP, CMS and applicable state agencies, of the move of our laboratory facility. We do not anticipate any impact to our certification or any licensing status as a result of these notifications. However, validation of our facility move will be subject to evaluation at the time of our next on-site inspection for the purposes of both our certification under CLIA and our California state laboratory licensure. All regulatory and accrediting entities will continue to have the right to inspect our laboratory facilities at any time.
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
We believe we have arranged for adequate manufacturing capacity for the Smart Sticker through our third-party manufacturer. If demand for the DMT and our planned future tests increases significantly, we will need to either expand manufacturing capabilities through our existing third-party manufacturers or outsource to other manufacturers. If our third-party or other manufacturers engaged by us fail to manufacture and deliver the Smart Sticker or certain reagents in a timely manner for any reason, including as a result of the COVID-19 pandemic or supply chain failures, or they are unable to fulfil our orders due to regulatory non-compliance or other quality-related issues, our relationships with our customers could be seriously harmed. We cannot assure you that manufacturing or quality control problems will not arise as we attempt to increase the production of the Smart Sticker or that we can increase our manufacturing capabilities and maintain quality control in a timely manner or at commercially reasonable costs. If we cannot have the Smart Sticker manufactured consistently on a timely basis because of these or other factors, it could have a significant negative impact on our ability to perform tests and generate revenues.
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
Our business strategy contemplates possible international expansion, including partnering with academic and commercial testing laboratories, and introducing the DermTech Melanoma Test or other future products outside the United States and exporting the Smart Sticker. We are currently testing samples through a distributor in Canada. Doing business internationally involves a number of risks, including:
•multiple, conflicting, and changing laws and regulations such as tax laws, export and import restrictions, privacy, data security and data transfer laws, employment laws, intellectual property laws, regulatory requirements, and other governmental approvals, permits and licenses;
•failure by us or our distributors to obtain regulatory approvals for the sale or use of the DMT and our planned future tests in various countries, if required;
•difficulties in managing foreign operations;

•complexities associated with managing government payor systems, multiple payor-reimbursement regimes, or self-pay systems;
•logistics and regulations associated with shipping blood samples, including infrastructure conditions and transportation delays;
•limits on our ability to penetrate international markets if the DMT and our planned future diagnostic tests cannot be processed by an appropriately qualified local laboratory;
•financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
•reduced protection for intellectual property rights, or lack of them in certain jurisdictions, forcing more reliance on any trade secrets we may have, if such protection is available;
•natural or man-made disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease (such as the COVID‑19 pandemic), boycotts, curtailment of trade, and other business restrictions; and
•failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, by maintaining accurate information and control over sales activities and distributors’ activities, as well as similar foreign anti-bribery and anti-corruption laws that may become applicable to our business.
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
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), became law. This law substantially changed the way health care is financed by both governmental and commercial payors, and continues to significantly impact our industry. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result, certain sections of the ACA have not been fully implemented or were effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the United States Supreme Court upheld the ACA when it dismissed a legal challenge to the Act’s constitutionality. Further legislative and regulatory changes under the ACA remain possible it is unknown what form any such changes or any law would take, and how or whether it may affect the medical device industry as a whole or our business in the future. Future changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other health care reform measures, especially with regard to health care access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the U.S. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels and the number of insured individuals, may lead to delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. Further, if reimbursement levels are inadequate, our business and results of operations could be adversely affected.

In addition to the ACA, there will continue to be proposals by legislators and regulators at both the federal and state levels, as well as by commercial payors to reduce costs while expanding individual health care benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for the DMT or the amounts of reimbursement available for the DMT from governmental or commercial payors. Any future changes to legal or regulatory requirements or new cost containment initiatives could have a materially adverse effect on our business, financial condition, results of operation, and cash flows.
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
Billing for clinical laboratory testing services is complex, time-consuming, and expensive. Depending on the billing arrangement and applicable law, we will bill various payors, including Medicare, Medicaid, and commercial payors, all of which have different billing requirements. As required by law or contract, we routinely bill patients for co-payments, co-insurance, and deductible amounts owed. We may also face increased risks in our collection efforts, including potential write-offs of doubtful accounts, long collection cycles, and failure by third parties to properly process payment of claims in a timely manner that could adversely affect our business, results of operations, and financial condition. Several factors make the billing practice complex, including:
•differences between the list price for the DMT and the reimbursement rates of payors;
•compliance with complex federal regulations related to Medicare billing;
•disputes among payors as to which party is responsible for payment and resistance by patients to cover any substantial amount of the payment;
•differences in coverage among payors and effect of patient co-payments, co-insurance, or deductibles;
•differences in information and billing requirements among payors;
•incorrect or missing billing information; and
•the resources required to manage the billing and claims appeals process.
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
The diagnostic testing industry is subject to extensive laws and regulations, many of which have not been interpreted by the courts. CLIA requires virtually all laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality, and proficiency testing requirements intended to ensure that testing services are accurate, reliable, and timely. Our clinical laboratory must be certified under CLIA in order for us to perform testing on human specimens. CLIA certification is also a prerequisite to be eligible to bill state and federal health care programs as well as commercial payors. Further, many commercial payors require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CLIA certification and/or CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens.
We have a current CLIA certificate of accreditation from the CMS to perform high-complexity testing and a state license issued by California Laboratory Field Services (“CA LFS”). To renew our CLIA certificate, we are subject to survey and inspection every two years. We hold a certificate of accreditation because we are accredited by CAP, which has been granted deeming authority by CMS. CAP is an independent, non-governmental organization of board-certified pathologists that accredits laboratories nationwide on a voluntary basis. Because CAP has deemed status with CLIA, our biennial inspections are performed by CAP. Sanctions for failure to comply with CAP or CLIA requirements may include suspension, revocation, or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as the imposition of significant fines or criminal penalties. In addition, we are subject to regulation under state laws and regulations governing laboratory licensure. Two states, one of which is New York, have enacted state licensure laws that are more stringent than CLIA.
Failure to maintain CLIA certification, CAP accreditation, or required state licenses could have a material adverse effect on the sales of the DMT and the results of our operations. If we were to lose our CLIA certification, CAP accreditation or California laboratory license, whether as a result of a revocation, suspension, or limitation, we would no longer be able to offer the DMT or any other testing, which would limit our revenues and harm our business. If we were to lose our license in any other state where we are required to hold a license, we would not be able to test specimens from those states. In addition, state and foreign requirements for laboratory certification may be costly or difficult to meet and could affect our ability to receive specimens from certain states or foreign countries. We receive specimens from all 50 U.S. states and certain provinces in Canada. Some states maintain independent licensure, registration, or certification procedures that apply to out-of-state laboratories with which we must maintain compliance in order to receive and test samples from those states. Maintaining compliance with the myriad state and foreign requirements is time consuming and resource intensive and failure to maintain compliance could result in sanctions.
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
The laws and regulations governing the marketing of diagnostic products are evolving, extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Pursuant to its authority under the federal Food, Drug, and Cosmetic Act (“FDCA”), the FDA has jurisdiction over medical devices, including in vitro diagnostics and, therefore, our clinical laboratory tests; however, we believe our laboratory tests qualify as LDTs, which are currently subject to the FDA’s enforcement discretion. Among other things, pursuant to the FDCA and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. Although the FDA has asserted that it has authority to regulate the development and use of LDTs, such as our and many other laboratories’ tests, as medical devices, it has generally exercised enforcement discretion and has not otherwise enforced device regulatory requirements for most LDTs, which are designed, manufactured and performed within a single high complexity CLIA-certified laboratory.
We believe that our tests, as utilized in our clinical laboratory meet the requirements for classification as LDTs. As a result, we believe that we are not required to obtain regulatory clearances or approvals from the FDA for our LDTs. In addition, we believe the Smart Sticker we provide for collection and transport of skin samples from a health care provider (or in our recently launched telemedicine option, from the patient directly) to our clinical laboratory is considered a Class I medical device subject to the FDA’s general device controls but exempt from premarket review. However, the FDA could assert the Smart Sticker is non-exempt or is a Class II or III device, which would subject it to premarket clearance or approval requirements, which could be time-consuming and expensive. While we believe that we are currently in material compliance with applicable laws and regulations, we cannot assure you that the FDA, or other regulatory agencies, would agree with our determinations. Any determination by the government that we have violated the FDCA or any FDA regulations, or a public announcement that we are being investigated for possible violations of these laws or regulations, could adversely affect our business, prospects, results of operations, or financial condition.
Even though we commercialize the DMT as an LDT, the DMT may in the future become subject to more onerous regulation by the FDA. For example, Congress has been working for the past several years on legislation to create an LDT and IVD regulatory framework that would be separate and distinct from the existing medical device regulatory framework. Most recently, legislation called the Verifying Accurate, Leading-edge IVCT Development Act, or VALID Act, has been garnering bipartisan and bicameral support.. The VALID Act would codify into law the term “in vitro clinical test,” or IVCT, to create a new medical product category separate from medical device that includes all products currently regulated as IVDs as well as LDTs, and bring all such products within the scope of FDA’s oversight. The VALID Act would also create a new system for labs and hospitals to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients.
Whether as a result of new legislative authority or following formal notice-and-comment rulemaking, if the FDA begins to enforce its regulatory requirements for LDTs, or if the FDA disagrees with our assessment that the DMT is an LDT, the DMT could for the first time be subject to a variety of regulatory requirements, including registration and listing, medical device reporting, and quality control, and we could be required to obtain premarket clearance or approval for our existing test and any new tests we are developing or may develop, which may force us to cease marketing the DMT until we obtain the required clearance or approval. The premarket review process for diagnostic products can be lengthy, expensive, time-consuming, and unpredictable. Further, obtaining premarket clearance or approval may involve, among other things, successfully completing clinical trials. Clinical trials require significant time and cash resources and are subject to a high degree of risk, including risks of experiencing delays, failing to complete the trial or obtaining unexpected or negative results. If we are required to obtain premarket clearance or approval and/or conduct premarket clinical trials, our development costs could significantly increase, our introduction of any new tests we may develop may be delayed, and sales of our existing test could be interrupted or stopped. Any of these outcomes could reduce our revenue or increase our costs and materially adversely affect our business, prospects, results of operations, or financial condition. Moreover, any cleared or approved labeling claims may not be consistent with our current claims or adequate to support continued adoption of and reimbursement for the DMT. For instance, if we are required by the FDA to label the DMT as investigational, or if labeling claims the FDA allows us to make are limited, order levels may decline and reimbursement may be adversely affected. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our existing test or from tests we may develop. Until the FDA finalizes its regulatory position regarding LDTs, or federal legislation is passed concerning regulation of LDTs, it is unknown how the FDA may regulate the DMT in the future and what testing and data may be required to support any required clearance or approval as a medical device or an “in vitro clinical test” (as that category is being defined in the as introduced VALID Act).
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
Additionally, should future regulatory actions affect any of the reagents we obtain from suppliers and use in conducting the DMT, our business could be adversely affected in the form of increased costs of testing or delays, limits, or prohibitions on the purchase of reagents necessary to perform DMT testing. While we qualify all materials used in our products in accordance with the regulations and guidelines of CLIA, the FDA could promulgate regulations or guidance documents impacting our ability to purchase materials necessary for the performance of the DMT. If any of the reagents we obtain from suppliers and use in the DMT are affected by future regulatory actions, our business could be adversely affected, including by increasing the cost of testing or delaying, limiting, or prohibiting the purchase of reagents necessary to perform testing with our products. The COVID-19 pandemic and high demand for laboratory testing services may also have an impact on the supply chain for such reagents and other supplies and cause an adverse effect on our business.

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
If the FDA decides to require that we obtain 510(k) clearance, premarket approvals pursuant to a PMA, or any other type of premarket authorization in order for us to commercialize our current Melanoma Test or our planned future tests, whether as a result of new legislative authority or following formal notice-and-comment rulemaking or based on its determination that any of those tests does not meet the definition of an LDT, we may be required to conduct additional clinical testing before submitting a regulatory submission for commercial marketing authorization. In addition, as part of our long-term strategy we may plan to seek FDA clearance or approval for certain genomic tests in order to permit them to be offered by other clinical laboratories in addition to our own; however, we would need to conduct additional clinical validation activities on the DMT before we could submit an application for FDA approval or clearance. Clinical trials to support marketing authorization from the FDA must be conducted in compliance with regulations, including investigational device exemption regulations and good clinical practice regulations, or else the FDA may take certain enforcement actions or reject the data. We believe it would likely take two years or more to conduct the clinical studies and trials necessary to obtain approval from the FDA to commercially launch the DMT and our planned future tests outside of our clinical laboratory.
Even if clinical trials are completed as planned, we cannot be certain that their results would be able to support the DMT claims or that the FDA or foreign authorities will agree with our conclusions regarding the results of our clinical trials. Success in early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior clinical trials and studies. If we are required to conduct clinical trials to support a premarket submission to the FDA, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase the development costs for the DMT or our planned future tests and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. Moreover, the clinical trial process may fail to demonstrate that the DMT and our planned future tests are effective for the proposed indications for use, which could cause us to abandon a test candidate and may delay development of other tests.
We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which would increase the cost and complexity of our trials. We would also depend on clinical investigators, medical institutions, and contract research organizations to perform the trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness, or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or applicable regulations or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our R&D costs would increase, and we may not be able to obtain regulatory clearance or approval for the DMT or our planned future tests, if needed. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market the DMT outside of the LDT context or to achieve profitability.
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
Our operations are subject to extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among other things:
•CLIA, which requires that laboratories obtain certification from the federal government, and state licensure laws;

•FDA laws and regulations;
•HIPAA, which imposes comprehensive federal standards with respect to the privacy and security of protected health information (“PHI”), and requirements for the use of certain standardized electronic transactions; amendments to HIPAA under HITECH, which strengthened and expanded HIPAA privacy and security compliance requirements, increased penalties for violators, extended enforcement authority to state attorneys general and imposed requirements for breach notification;
•state laws regulating genetic testing and protecting the privacy of genetic test results, as well as state laws protecting the privacy and security of health information and personal data and mandating reporting of breaches to affected individuals and state regulators;
•the federal Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program;
•the Eliminating Kickbacks in Recovery Act, which is an all-payor anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory;
•the federal False Claims Act, which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government;
•the CMP Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or Medicaid beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or Medicaid, unless an exception applies;
•other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral, and false claims acts, which may extend to services reimbursable by any commercial payor, including private insurers;
•PAMA, which requires applicable laboratories to report commercial payor data in a timely and accurate manner every three years (and in some cases annually);
•state laws that impose reporting and other compliance-related requirements; and
•similar foreign laws and regulations that apply to us in the countries in which we operate.
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
The privacy regulations regulate the use and disclosure of PHI by health care providers engaging in certain electronic transactions or “standard transactions.” They also set forth certain rights that an individual has with respect to his or her PHI maintained by a covered health care provider, including the right to access or amend certain records containing PHI, request an accounting of PHI disclosures, or to request restrictions on the use or disclosure of PHI. The HIPAA security regulations establish administrative, physical, and technical standards for maintaining the integrity and availability of PHI in electronic form. These standards apply to covered health care providers and also to “business associates” or third parties providing services involving the use or disclosure of PHI. The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI and other personal information. For example, the California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020. In addition, the California Privacy Rights Act (“CPRA”) went into effect in January of 2023. The CPRA amends the CCPA significantly and creates new regulatory authority in California with enforcement powers, resulting in additional costs and expenses in an effort to comply, and additional potential harm and liability for failure to comply. Other states are enacting similar comprehensive privacy laws, for example Virginia, Colorado, Connecticut, and Utah all enacted new data privacy laws that will take effect throughout 2023 that have similarities to the CCPA and CPRA, but also have significant differences, creating compliance challenges across different jurisdictions. As a result, we will be required to comply with both HIPAA privacy regulations and varying state privacy and security laws.
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
These laws contain significant fines and other penalties for wrongful use or disclosure of PHI. Given the complexity of HIPAA and HITECH and their overlap with state privacy and security laws, and the fact that these laws are rapidly evolving and are subject to changing and potentially conflicting interpretation, our ability to comply with the HIPAA, HITECH and state privacy requirements is uncertain and the costs of compliance are significant. Moreover, these laws and their interpretations may become more stringent or inclusive over time. For example, increasing concerns about health information privacy have recently prompted the federal government to issue guidance taking a newly expansive view of the scope of the laws and regulations that they enforce. Further adding to the complexity is that our operations are evolving and the requirements of these laws will apply differently depending on such things as whether or not we bill electronically for our services, or provide services involving the use or disclosure of PHI and incur compliance obligations as a business associate. The costs of complying with any changes to the HIPAA, HITECH and state privacy restrictions may have a negative impact on our operations. Noncompliance could subject us to criminal penalties, civil sanctions and significant monetary penalties as well as consumer initiated litigation and reputational damage.
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
Clinical research is subject to federal, state, and, for studies conducted outside of the United States, international regulation. At the federal level, HHS imposes regulations for the protection of human subjects and requirements such as initial and ongoing institutional review board review, informed consent requirements, adverse event reporting and other protections to minimize the risk and maximize the benefit to research participants. Clinical studies done under an investigational device exemption for purposes of an anticipated FDA premarket submission are subject to an additional layer of human subject protection regulations. Many states also impose human subject protection laws that mirror or in some cases exceed federal requirements. HIPAA and other privacy laws also regulate the use and disclosure of PHI in connection with research activities. Research conducted overseas is subject to a variety of national protections such as ethics committee review, informed consent and adverse event reporting, as well as laws regulating the use, disclosure and cross-border transfer of personal data. The costs of compliance with these laws may be significant and compliance with regulatory requirements may result in delay. Noncompliance may disrupt our research and result in data that is unacceptable to regulatory authorities, data lock, or other sanctions that may significantly disrupt our operations.
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
Our ability to protect our discoveries and technologies affects our ability to compete and to achieve profitability. Currently, we rely on a combination of U.S. and foreign patents and patent applications, copyrights, trademarks and trademark applications, confidentiality or non-disclosure agreements, material transfer agreements, licenses, consulting agreements, work-for-hire agreements, and invention assignment agreements to protect our intellectual property rights. We also maintain certain company know-how, trade secrets, and technological innovations designed to provide us with a competitive advantage in the marketplace as trade secrets. As of March 1, 2023, we own seven issued or allowed U.S. patents, 12 pending U.S. patent applications (four provisional and eight non-provisional), several corresponding foreign counterpart patents and applications, and two PCT applications, and four design patent applications, relevant to DMT testing methodology and expression profiles. While we intend to pursue additional patent applications, it is possible that our pending patent applications and any future applications may not result in issued patents. Even if patents are issued, third parties may independently develop similar or competing technology that avoids our patents. Further, we cannot be certain that the steps we have taken will prevent the misappropriation of our trade secrets and other confidential information as well as the misuse of our patents and other intellectual property, particularly in foreign countries where we have not filed for patent protection.
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
Our U.S federal net operating loss (“NOL”), carryforwards, may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Under tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) Act, our U.S. federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely and NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, under the TCJA, as modified by the CARES Act, for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in taxable years beginning after December 31, 2017 is limited to 80% of current year taxable income. Certain states do not conform to the TCJA, as modified by the CARES Act (depending on the applicable jurisdiction).
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

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.
In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of federal and state income tax laws applicable to holders of our common stock. In particular, the comprehensive tax reform legislation enacted in December 2017 pursuant to the TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation on the deductibility of interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for NOLs generated in taxable years beginning after December 31, 2017 to 80% of current year taxable income, elimination of NOL carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, reduction or elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, eliminating the option to deduct research and development expenditures currently and requiring corporations to capitalize and amortize them over five years, and modifying or repealing many business deductions and credits. The CARES Act modifies certain provisions of the TCJA. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021, and increases the amount of interest expense that may be deducted to 50% of adjusted taxable income for taxable years beginning in 2019 or 2020. Regulatory guidance under the TCJA is and continues to be forthcoming, and such regulatory guidance could adversely affect our business and financial condition. In addition, the impact of such regulatory guidance on holders of our common stock is also uncertain and could be adverse. It is uncertain if and to what extent various states will conform to the TCJA and such regulatory guidance. You are urged to consult with your legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.
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
Any future issuance of our equity securities could dilute the interests of our then existing security holders and could substantially decrease the trading price of our securities. We may issue equity or equity-linked securities for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of then-outstanding options or other equity-linked securities, if any, or for other reasons. We currently have the ability to offer and sell up to $300.0 million of common stock, preferred stock, warrants, senior debt, subordinated debt, rights or units under an effective universal shelf registration statement. Sales of substantial amounts of shares of our common stock or other securities under our current universal shelf registration statement could lower the market price of our common stock and impair our ability to raise capital.
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
Provisions in our Amended and Restated Certificate of Incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control that our stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:
•a classified board of directors so that not all directors are elected at one time;

•a prohibition on stockholder action through written consent;
•no cumulative voting in the election of directors;
•the exclusive right of our board of directors to elect a director to fill a vacancy however created, whether by the expansion of our board of directors, the resignation, death or removal of a director, or otherwise;
•a requirement that special meetings of our stockholders be called only by our board of directors, the chairman of our board of directors, the chief executive officer or, in the absence of a chief executive officer, the president;
•an advance notice requirement for stockholder proposals and nominations;
•the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine; and
•a requirement of approval of at least 75% of all outstanding shares of our capital stock entitled to vote to amend any bylaws by stockholder action, or to amend specific provisions of our certificate of incorporation.
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
The stock market in general and, especially in recent history, the market for life sciences companies in particular, have experienced extreme volatility that has often been unrelated to companies’ operating performance. During the 12-month period ending December 31, 2022, the closing prices of our common stock as reported on the Nasdaq Capital Market were in the range of $1.63 to $17.55 per share. In addition, the stock market in general has recently experienced relatively large price and volume fluctuations in response to the macroeconomic environment, and geopolitical concerns. The market price for our common stock may be influenced by many factors, including:
•the results of our efforts to develop and commercialize the DMT;
•actual or anticipated results from, and any delays in, any future clinical trials, as well as results of regulatory reviews relating to the approval of any test candidates we may choose to develop that require such approval;
•commencement or termination of any collaboration or licensing arrangement;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technology;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;
•additions or departures of key scientific or management personnel;
•variations in our financial results or those of companies that are perceived to be similar to us;
•new products, product candidates or new uses for existing products introduced or announced by our competitors, and the timing of these introductions or announcements;
•results of clinical trials of product candidates of our competitors;
•general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;
•regulatory or legal developments in the United States and other countries;
•changes in the structure of healthcare payment systems;
•Delay or failure to obtain coverage policy decisions from commercial payors;
•conditions or trends in the life sciences industry;
•actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;
•announcement or expectation of additional financing efforts;
•sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock; and
•other factors described in this “Risk Factors” section.
In the past, following periods of volatility in companies’ stock prices, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We currently occupy approximately 28,655 square feet of leased space in La Jolla, California and have leased approximately 110,082 square feet of space in San Diego, California. See Note 5 in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further discussion surrounding our leased facilities.
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
Our common stock is currently listed on the Nasdaq Capital Market under the symbol “DMTK.”
Holders of Our Common Stock
As of February 24, 2023, there were 30,367,223 shares of our common stock outstanding held by approximately 166 holders of record.
Recent Sales of Unregistered Securities
We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2022 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2022.
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
Events, Trends and Uncertainties
The DMT without the additional test for the presence of telomerase reverse transciptase gene driver mutations ("TERT") (formerly known as PLAplus) became eligible for Medicare reimbursement on February 10, 2020. Each reference to the DMT in this paragraph refers only to the DMT without the add-on test for TERT. In late October 2019, the American Medical Association provided us with a PLA Code. Pricing of $760 for the PLA Code was published on December 24, 2019 as part of the Clinical Laboratory Fee Schedule for 2020. The final Local Coverage Decision, or LCD, expanded the coverage proposal in the draft LCD from one to two tests per date of service and it allows clinicians to order the DMT if they have sufficient skill and experience to decide whether a pigmented lesion should be biopsied. Our local Medicare Administrative Contractor, Noridian has issued its own Local Coverage Decision, or Noridian’s LCD, announcing coverage of the DMT. Even though the effective date of Noridian’s LCD was June 7, 2020, Noridian began reimbursing us for the DMT as of February 10, 2020. With Medicare coverage granted, we have the opportunity to approach commercial payors, and as a result, we believe that the DMT may generate significant revenues in the future. No LCD currently covers the optional add-on test for TERT available to those ordering the DMT.
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
Research and Development Expenses
Our research and development expenses consist primarily of salaries and fringe benefits, clinical trials, consulting costs, facilities costs, laboratory costs, equipment expense, and depreciation. We also conduct clinical trials to validate the performance characteristics of our tests and to show medical cost benefit in support of our reimbursement efforts.
General and Administrative Expenses
Our general and administrative expenses consist of senior management compensation, consulting, legal, billing and collections, human resources, information technology, accounting, insurance, and general business expenses.

Financing Activities
2020 At-The-Market Offering
On November 10, 2020, the Company entered into a sales agreement with Cowen Inc. (“Cowen”) relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $50.0 million (the “2020 Sales Agreement”). During 2021, the Company issued an aggregate of 530,551 shares of common stock pursuant to the 2020 Sales Agreement at a weighted average purchase price of $46.33 resulting in aggregate gross proceeds of approximately $24.6 million, reduced by $0.7 million in issuance costs, resulting in net proceeds to the Company of approximately $23.8 million. During 2022, the Company did not issue or sell any shares of common stock pursuant to the 2020 Sales Agreement.
2021 Underwritten Public Offering
On January 6, 2021, the Company, entered into an underwriting agreement with Cowen and William Blair & Company L.L.C. as representatives of the several underwriters (the “Underwriters”). The Company agreed to issue and sell up to 4,237,288 shares of its common stock including up to 635,593 shares that could be purchased by the Underwriters pursuant to a 30-day option granted to the Underwriters by the Company.
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
2022 At-The-Market Offering
On August 8, 2022, the Company entered into a sales agreement with Cowen relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $75.0 million (the “2022 Sales Agreement”). The Company did not issue or sell any shares of common stock pursuant to the 2022 Sales Agreement during 2022.
Results of Operations
Comparison of the Fiscal Years Ended December 31, 2022 and 2021
Assay Revenue
Assay revenues grew $2.8 million or 25% to $13.8 million for fiscal year 2022 compared to $11.0 million for fiscal year 2021. Billable samples increased to approximately 68,230 for fiscal year 2022 compared to approximately 44,620 for fiscal year 2021. Sample volume is dependent on two major factors: the number of clinicians who order an assay in any given quarter and the number of assays ordered by each clinician during the period. The number of ordering clinicians and the utilization per clinician can vary based on a number of factors including the types of patients presenting skin cancer conditions, clinician reimbursement, office workflow, market awareness, clinician education and other factors.
Contract Revenue
Contract revenues with pharmaceutical companies decreased $0.1 million to $0.7 million for fiscal year 2022, or 11%, compared to $0.8 million for fiscal year 2021. Contract revenue can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors.
Cost of Revenue
Cost of revenues increased $3.3 million, or 31%, to $13.9 million for fiscal year 2022 compared to $10.6 million for fiscal year 2021. The increase was largely attributable to a higher billable sample volume in 2022, and higher overhead costs, partially offset by streamlined laboratory processes. As of December 31, 2022, a large portion of the costs of revenue are fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. The variable cost of revenue expenses incurred primarily relate to compensation-related costs for our laboratory scientists and technicians, laboratory supplies, shipping costs and Smart Sticker collection kits. We remain committed to continuing the automation of our laboratory processes in order to become more cost efficient and productive.

Operating Expenses
Sales and Marketing
Sales and marketing expenses increased $21.1 million, or 56%, to $58.7 million for fiscal year 2022 compared to $37.6 million for fiscal year 2021. The increase was primarily attributable to higher compensation-related costs from the expansion of the commercial team, increased spending on marketing and payor infrastructure and activities, and travel expenses.
Research and Development
R&D expenses increased $7.8 million, or 48%, to $24.1 million for fiscal year 2022 compared to $16.3 million for fiscal year 2021. The increase was due to higher compensation costs of expanding the R&D team, including the addition of senior leadership and increased travel and overhead costs.
General and Administrative
General and administrative expenses increased $11.3 million, or 45%, to $36.1 million for fiscal year 2022 compared to $24.8 million for fiscal year 2021. The increase was primarily due to higher payroll-related costs and stock-based compensation as we continue to add infrastructure such as human resources, billing, information technology and legal resources, and higher consulting expenses, and overhead.
Interest Income, net
Interest income, net for fiscal year 2022 was $1.3 million compared to interest income, net of $0.2 million for fiscal year 2021. Interest income, net for 2022 consists primarily of interest earned on our short-term marketable securities.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability for fiscal year 2022 was a gain of $0.1 million compared to a loss of $1.1 million for fiscal year 2021. The change in fair value of warrant liability is calculated by adjusting the value of the outstanding Private SPAC Warrants held by original holders to the current market value at each reporting period.
Liquidity and Capital Resources
We have never been profitable and have historically incurred substantial net losses, including net losses of $78.3 million for the twelve months ended December 31, 2021, and $116.7 million for the twelve months ended December 31, 2022. As of December 31, 2022, our accumulated deficit was $323.0 million, and for the twelve months ended December 31, 2022, we had negative operating cash flow of $95.3 million. At the end of 2020 and throughout 2021, we raised approximately $44.5 million in gross proceeds facilitated through our at-the-market offering. In addition, we completed the 2021 Underwritten Public Offering in January 2021, which raised a total of $143.7 million in gross proceeds. We have historically financed operations through private placement and public equity offerings.
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

As of December 31, 2022, our cash and cash equivalents totaled approximately $77.8 million and short-term marketable securities totaled approximately $48.4 million. Based on our current business operations, we believe our current cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. While we believe we have enough capital to fund anticipated operating costs for at least the next 12 months, we expect to incur significant additional operating losses over at least the next several years. We anticipate that we will raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements in order to support our planned operations and to continue developing and commercializing genomic tests. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments or to take advantage of financing opportunities. Our present and future funding requirements will depend on many factors, including:
•our revenue growth rate and ability to generate cash flows from operating activities;
•the willingness of clinicians and their patients to use our telemedicine option for the DMT and the duration and extent of the effects of the COVID-19 pandemic in reducing patient access to clinician offices for in-person testing and access by our sales force for in-office sales calls;
•the duration and extent of the effects of the COVID-19 pandemic on our pharmaceutical customers’ clinical trials;
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
Cash Flow Analysis
Fiscal Year Ended December 31, 2022
Net cash used in operating activities for the twelve months ended December 31, 2022 totaled $95.3 million primarily driven by the $116.7 million net loss offset partially by non-cash related items, including $18.9 million in stock-based compensation, $2.8 million in amortization of operating lease right of use assets and $1.6 million in depreciation. In addition, we had a net cash outflow of $2.6 million through net changes in working capital balances driven primarily by cash outflows of $3.0 million through the decrease of operating lease liabilities and $1.3 million due to increase in inventory, partially offset by cash inflows of $1.9 million from the increase in accounts payable and accrued compensation.
Net cash used in investing activities for the twelve months ended December 31, 2022 totaled $4.3 million, which related to the cash outflows of $31.5 million from the purchase of marketable securities and $3.3 million from the purchase of equipment partially offset by the cash inflow from the sale and maturity of marketable securities of $30.5 million. Additional laboratory equipment investment will be needed to install complex automation systems and other genomic testing equipment needed to expand testing capacity.
Net cash provided by financing activities for the twelve months ended December 31, 2022 totaled $0.9 million, which was driven primarily by $1.0 million in proceeds from contributions to the employee stock purchase plan.
Off-Balance Sheet Arrangements
As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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
(a)Assay Revenue
We generate revenues from the DMT we provide to healthcare clinicians throughout the United States to assist in a clinician’s diagnosis of melanoma. We provide prescribing clinicians with our Smart Sticker to perform non-invasive skin biopsies of clinically ambiguous pigmented skin lesions on patients. We also offer a telemedicine solution where a clinician can choose to assess the patient’s skin and suspicious lesion(s) via a telemedicine appointment and, if indicated, submit a patient-specific order to DermTech for the DMT. A patient can also initiate the process by downloading our telemedicine app, DermTech Connect, which uses store-and-forward technology to allow the patient to take a picture of a suspicious lesion with their phone and have the picture reviewed by a clinician to assess if a DMT is warranted. The DermTech Connect app is available in 46 states. We plan to make DermTech Connect available in more states where legally permitted in the future as we expand the clinician network to review pictures of suspicious lesions.
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
(b)Contract Revenue
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
Recent Accounting Pronouncements
See Note 1(t) of our consolidated financial statements for a discussion of the impact of new accounting pronouncements on our consolidated financial statements.
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DermTech, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Measurement of assay revenue

As discussed in Note 1 of the consolidated financial statements, the Company’s revenue is generated from two revenue streams: contract revenue and assay revenue. The Company generates assay revenue from its DermTech Melanoma Test it provides to healthcare clinicians. The transaction price is the amount of consideration that the Company expects to collect in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties. The consideration expected from an agreement with a customer may include fixed amounts, variable amounts, or both. The Company estimates the amount of variable consideration using the expected value method, which represents the sum of probability-weighted amounts in a range of possible consideration amounts. When estimating the amount of variable consideration, the Company considers several factors, such as historical collections experience, patient insurance eligibility and payor reimbursement agreements. The Company recorded $13,790 thousand of assay revenue for the year ended December 31, 2022.

We identified the evaluation of the measurement of assay revenue as a critical audit matter. Evaluating the measurement of assay revenue, specifically the estimate of revenue expected to be collected, involved complex auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s process to estimate the measurement of assay revenue. For a sample of tests performed in the current period, we evaluated the claims included within the Company’s assay revenue recognition model by comparing them to certain relevant documentation, including test requisition forms, test results, payor contracts, and proof of delivery to the physician. For a sample of payments received in the current period, we evaluated the payments included within the Company’s assay revenue recognition model by agreeing them to payments received. We tested the accuracy of the Company’s assay revenue recognition model, which includes the collection history used by management in assessing the current period revenue realization percentages, by payor. We performed a sensitivity analysis over the estimated revenue realization percentages applied to each payor group, using actual collection history, to assess its impact on the Company’s measurement of assay revenue. We further evaluated the estimate of assay revenue expected to be collected by inquiring of individuals of the Company responsible for monitoring and tracking the status of collections and developing the estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2016.
San Diego, California
March 2, 2023

DERMTECH, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$77,757	$176,882
Short-term marketable securities	48,411	48,449
Accounts receivable	4,172	3,847
Inventory	1,757	480
Prepaid expenses and other current assets	3,940	3,166
Total current assets	136,037	232,824
Property and equipment, net	6,375	4,549
Operating lease right-of-use assets	56,007	7,744
Restricted cash	3,488	3,025
Other assets	168	167
Total assets	$202,075	$248,309
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,419	$2,880
Accrued compensation	7,894	5,120
Accrued liabilities	3,464	1,227
Short-term deferred revenue	109	1,380
Current portion of operating lease liabilities	1,634	1,453
Current portion of finance lease obligations	116	121
Total current liabilities	15,636	12,181
Warrant liability	5	146
Long-term finance lease obligations, less current portion	53	136
Operating lease liabilities, long-term	54,028	6,148
Total liabilities	69,722	18,611
Stockholders’ equity:
Common stock, $0.0001 par value per share; 50,000,000 shares authorized as of December 31, 2022 and 2021; 30,297,408 and 29,772,922 shares issued and outstanding at December 31, 2022 and 2021, respectively	3	3
Additional paid-in capital	456,171	436,183
Accumulated other comprehensive loss	(774)	(124)
Accumulated deficit	(323,047)	(206,364)
Total stockholders’ equity	132,353	229,698
Total liabilities and stockholders’ equity	$202,075	$248,309
See accompanying notes to consolidated financial statements.

DERMTECH, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenues:
Assay revenue	$13,790	$11,023
Contract revenue	728	815
Total revenues	14,518	11,838
Cost of revenues
Cost of assay revenue	13,702	10,464
Cost of contract revenue	169	100
Total cost of revenues	13,871	10,564
Gross profit	647	1,274
Operating expenses:
Sales and marketing	58,674	37,575
Research and development	24,052	16,261
General and administrative	36,086	24,836
Total operating expenses	118,812	78,672
Loss from operations	(118,165)	(77,398)
Other income/(expense):
Interest income, net	1,341	151
Change in fair value of warrant liability	141	(1,088)
Total other income/(expense)	1,482	(937)
Net loss	$(116,683)	$(78,335)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	30,038,959	28,884,874
Net loss per share of common stock outstanding, basic and diluted	$(3.88)	$(2.71)
See accompanying notes to consolidated financial statements.

DERMTECH, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(116,683)	$(78,335)
Unrealized loss on marketable securities and cash equivalents	(650)	(123)
Comprehensive loss	$(117,333)	$(78,458)
See accompanying notes to consolidated financial statements.

DERMTECH, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2020	20,740,413	$2	$189,868	$(1)	$(128,029)	$61,840
Issuance of common stock at a price of $29.50, net of $9.1 million in issuance costs	4,872,881	1	134,581	—	—	134,582
Issuance of common stock at a weighted average price of $46.33 through at-the-market offering, net of $0.7 million in issuance costs	530,551	—	23,836	—	—	23,836
Issuance of common stock from option exercises and RSU releases	466,442	—	793	—	—	793
Issuance of common stock from warrant exercises	3,104,520	—	72,429	—	—	72,429
Issuance of common stock from Employee Stock Purchase Plan	58,115	—	966	—	—	966
Unrealized loss on available-for-sale marketable securities	—	—	—	(123)	—	(123)
Stock-based compensation	—	—	13,276	—	—	13,276
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	—	—	434	—	—	434
Net loss	—	—	—	—	(78,335)	(78,335)
Balance, December 31, 2021	29,772,922	$3	$436,183	$(124)	$(206,364)	$229,698
Issuance of common stock from option exercises and RSU releases	356,078	—	40	—	—	40
Issuance of common stock from warrant exercises	20,320	—	22	—	—	22
Issuance of common stock from Employee Stock Purchase Plan	148,088	—	992	—	—	992
Unrealized loss on available-for-sale marketable securities and cash equivalents	—	—	—	(650)	—	(650)
Stock-based compensation	—	—	18,934	—	—	18,934
Net loss	—	—	—	—	(116,683)	(116,683)
Balance, December 31, 2022	30,297,408	$3	$456,171	$(774)	$(323,047)	$132,353
See accompanying notes to consolidated financial statements.

DERMTECH, INC.
Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(116,683)	$(78,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,634	997
Change in fair value of warrant liability	(141)	1,088
Amortization of operating lease right-of-use assets	2,826	1,299
Stock-based compensation	18,934	13,276
Amortization (Accretion) of discount (premium) on marketable securities	402	749
Loss on disposal of equipment	324	15
Changes in operating assets and liabilities:
Accounts receivable, net	(325)	(2,367)
Inventory	(1,277)	(376)
Prepaid expenses and other current assets	(774)	(1,700)
Operating lease right-of-use assets and liabilities, net	(3,028)	(1,443)
Accounts payable and accrued compensation	1,882	4,335
Accrued liabilities and deferred revenue	966	356
Net cash used in operating activities	(95,260)	(62,106)
Cash flows from investing activities:
Purchases of marketable securities	(31,498)	(48,092)
Maturities and sales of marketable securities	30,484	38,300
Purchases of property and equipment, net	(3,305)	(2,720)
Net cash used in investing activities	(4,319)	(12,512)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with public follow-on offering, net	—	134,582
Proceeds from issuance of common stock in connection with at-the-market offering, net	—	23,836
Proceeds from exercise of common stock warrants	22	70,271
Proceeds from exercise of stock options	40	793
Proceeds from contributions to the employee stock purchase plan	992	966
Principal repayments of finance lease obligations	(137)	(171)
Net cash provided by financing activities	917	230,277
Net (decrease) increase in cash, cash equivalents and restricted cash	(98,662)	155,659
Cash, cash equivalents and restricted cash, beginning of period	179,907	24,248
Cash, cash equivalents and restricted cash, end of period	$81,245	$179,907

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$77,757	$176,882
Restricted cash	3,488	3,025
Total cash, cash equivalents and restricted cash	$81,245	$179,907

Supplemental cash flow information:
Cash paid for interest on finance lease obligations	$13	$17
Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment recorded in accounts payable	$431	$17
Reclassification of warrant liability due to Private SPAC Warrants not held by original holder	$—	$434
Cashless exercise of common stock warrants	$—	$2,158
Right-of-use assets obtained in exchange for lease obligations	$51,089	$9,044
Property and equipment acquired under finance leases	$48	$93
Change in unrealized loss on available-for-sale marketable securities and cash equivalents	$(650)	$(123)
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
The ongoing COVID-19 pandemic has affected many segments of the global economy, including the cancer screening and diagnostics industry. The Company is considered an essential business due to the importance of early melanoma detection, which has allowed the Company’s CLIA laboratory to remain fully operational. The Company implemented additional safety measures in accordance with Centers for Disease Control and Prevention, Occupational Safety and Health Administration and other guidance within its CLIA laboratory operations. Additionally, during this time, the Company transitioned administrative functions to predominantly remote work. The pandemic reduced patient access to clinician offices for in-person testing and reduced access by the Company's sales force for in-office sales calls, which negatively impacted the volume of billable samples. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical, and long-lasting and may again in the future, adversely affect the Company's operating results.
The Company has incurred operating losses since inception and has an accumulated deficit of $323.0 million at December 31, 2022. As of December 31, 2022, cash and cash equivalents totaled approximately $77.8 million and short-term marketable securities totaled approximately $48.4 million. The Company's ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. If events or circumstances occur such that operating plans are not as expected, the Company may be required to reduce operating expenses which could have an adverse impact its ability to achieve intended business objectives. The Company's management believes that currently available resources will provide sufficient funds to meet operating plans for at least the next twelve months from the issuance of our consolidated financial statements.
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
(e)    Marketable Securities
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
(f)    Property and Equipment, Net
Property and equipment is recorded at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred, and improvements are capitalized. Property and equipment consists mainly of assets such as leasehold improvements, office, computer and laboratory equipment, including laboratory equipment acquired under finance lease arrangements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the useful life of the asset. Amortization of assets that are recorded under finance leases is recorded in depreciation expense. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized.
The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses for the years ended December 31, 2022 and 2021.
(g)    Leases
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
The ROU asset also consists of any lease incentives received. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. “Reasonably certain” is assessed internally based on economic, industry, company, strategic and contractual factors. The leases have remaining lease terms of less than 1 year to 10 years, some of which include options to extend the lease for up to 10 years. Operating lease expense and amortization of finance lease ROU assets are recognized on a straight-line basis over the lease term as an operating expense. Finance lease interest expense is recorded as interest income, net on the Company’s consolidated statements of operations.
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
(i)    Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and available-for-sale marketable securities. The Company invests its cash balances in major financial institutions that it believes have high credit quality and are insured with the Federal Deposit Insurance Corporation (“FDIC”). At times throughout the year, cash deposits might exceed FDIC insurance limits. The Company has not experienced any losses and does not believe it is exposed to any significant credit risk.
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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year and prior year operating losses, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of December 31, 2022.
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
Assay Revenue
The Company generates revenues from its DermTech Melanoma Test or “DMT” which may consist at the option of the ordering clinician of either (i) the DMT or (ii) the DMT with TERT assay, which assists a clinician’s diagnosis of melanoma in patients. The Company provides prescribing clinicians with its Smart Sticker to perform non-invasive skin biopsies of clinically ambiguous pigmented skin lesions on patients. The Company also offers clinicians a telemedicine solution where they can request the Smart Sticker collection kit be sent to the patient’s home for a clinician-guided remote collection on ambiguous pigmented skin lesions. A patient can also initiate the process by downloading the Company’s telemedicine app, DermTech Connect, which uses store-and-forward technology to allow the patient to take a picture of a suspicious lesion with their phone and have the picture reviewed by an independent clinician who is subscribing to the DermTech Connect platform to assess the suspicious lesion, and if medically necessary, order a DMT where a collection kit would be sent to the patient’s home. The DermTech Connect app and telemedicine service were initially beta tested in Florida and is currently available in most states where permitted by law and applicable standards of practice guidelines. Once the sample is collected by the patient via the telemedicine solution or by a healthcare clinician in person, it is returned to the Company’s CLIA laboratory for analysis. The patient’s ribonucleic acid (“RNA”) and deoxyribonucleic acid (“DNA”) are extracted from the Smart Sticker and analyzed using gene expression and sequencing technology to determine if the pigmented skin lesion contains certain genomic features indicative of melanoma. Upon completion of the gene expression analysis, a final report is drafted and provided to the clinician detailing the test results for the pigmented skin lesion indicating whether the sample collected is indicative of melanoma or not.
Contracts
The Company’s customer is the patient. However, the Company does not enter into a formal reimbursement agreement with a patient, as formal reimbursement agreements are more commonly established with insurance payors. Accordingly, the Company establishes an agreement with a patient in accordance with other customary business practices.
•Approval of an agreement is established by the use of the Company’s Smart Sticker on a patient by an ordering clinician, which is then sent to the Company’s central lab for testing.

•The Company is obligated to perform the Company’s laboratory services upon receipt of a sample from a clinician, and the patient and/or applicable payor are obligated to reimburse the Company for services rendered based on the patient’s insurance benefits.
•Payment terms are a function of a patient’s existing insurance benefits.
•Once the Company delivers a patient’s test result to the ordering physician, the Company is legally able to collect payment and bill an insurer and/or patient, depending on payor agreement status or patient insurance benefit status.
•The Company’s consideration is deemed to be variable, and the Company considers collection of such consideration to be probable to the extent that it is unconstrained.
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
The Company periodically updates its estimate of the variable consideration recognized for previously delivered performance obligations. These updates resulted in a decrease of $1.8 million of revenue reported for the year ended December 31, 2022, and an additional $0.2 million of revenue reported for the year ended December 31, 2021. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements.

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
(1)Smart Stickers
(2)RNA extractions and analysis
(3)Certain project management fees
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
The transaction prices of the Company’s performance obligations are listed in its agreements on a per unit basis and are fixed for adhesive sample collection kits and RNA extractions and analysis. The project management fees are assessed based on a monthly service fee which range within the agreements depending on certain factors which include length of the project and the amount of Smart Stickers or RNA extractions and analysis promised within the agreement. The fixed and variable rates are materially consistent within the Company’s agreements. Therefore, the Company utilizes the prices listed in its agreements as the transaction price for each performance obligation.
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
(a)    Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source during the years ended December 31, 2022 and 2021, respectively (in thousands):

	Year Ended December 31,
	2022	2021
Assay Revenue
DermTech Melanoma Test	$13,790	$11,023
Contract Revenue
Smart Stickers	152	348
RNA extractions	261	300
Project management fees	315	166
Other	—	1
Total revenues	$14,518	$11,838
The following table sets forth the percentages of total revenue or accounts receivable for customers that represent 10% or more of the respective amounts for the periods shown:

	Total Revenue		Accounts Receivable
	Year Ended December 31,		As of December 31,
	2022	2021	2022	2021
Assay Revenue
Payor A	48%	36%	20%	23%
Payor B	*	*	10%	15%
*Less than 10%
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
The Company records a deferred revenue liability if a customer pays consideration before the Company transfers a good or service to the customer. Deferred revenue primarily represents upfront milestone payments, for which consideration is received prior to when goods/services are completed or delivered. Upfront fees that are estimated to be recognized as revenue more than one year from the date of collection are classified as long-term deferred revenue. Short-term deferred revenue as of December 31, 2022 and December 31, 2021 was $0.1 million and $1.4 million, respectively. As of December 31, 2022 we reclassified $1.0 million of short-term deferred revenue to accrued liabilities for a customer refund obligation in connection with cancellation of future services.
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
As of December 31, 2022, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed agreements with an original duration of one year or more was immaterial.
(l)    Accounts Receivable
Assay Accounts Receivable
Due to the nature of the Company’s assay revenue, it can take a significant amount of time to collect upon billed tests. The Company prepares an analysis on reimbursement collections and data obtained for each financial reporting period to determine the amount of receivables to be recorded relating to tests performed in the applicable period. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Adjustments for implicit price concessions attributable to variable consideration are incorporated into the measurement of the accounts receivable balances. The Company recorded $4.1 million and $3.6 million of net assay accounts receivable as of December 31, 2022 and 2021, respectively.
Contract Accounts Receivable
Contract accounts receivable are recorded at the net invoice value and are not interest bearing. The Company reserves specific receivables if collectability is no longer reasonably assured, and as of December 31, 2022, the Company did not maintain any reserves over contract receivables as they relate to large established credit worthy customers. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company recorded $0.1 million and $0.2 million of contract accounts receivable as of December 31, 2022 and 2021, respectively.
(m)    Freight and Shipping Costs
The Company records outbound freight and shipping costs for its contract and assay revenues in cost of revenues.
(n)    Comprehensive Loss
Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company report net loss and the components of other comprehensive loss, including unrealized gains and losses on marketable securities, net of their related tax effect to arrive at total comprehensive loss.
(o)    Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.

(p)    Net Loss Per Share
Basic and diluted net loss per share is determined by dividing net loss applicable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Because there is a net loss attributable to holders of common stock during the years ended December 31, 2022 and 2021, the outstanding common stock warrants, stock options and restricted stock units (“RSUs”) have been excluded from the calculation of diluted loss per share of common stock because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share are the same. Diluted net loss per share of common stock for the year ended December 31, 2022 excludes the effect of anti-dilutive equity instruments including 708,732 shares of common stock issuable upon the exercise of outstanding common stock warrants and 4,837,139 shares of common stock issuable upon the exercise stock options and release of RSUs. Diluted net loss per share of common stock for the year ended December 31, 2021 excludes the effect of anti-dilutive equity instruments including 734,329 shares of common stock then issuable upon the exercise of outstanding common stock warrants and 2,704,035 shares of common stock then issuable upon the exercise of stock options and release of RSUs.
(q)    Stock-Based Compensation
Compensation costs associated with stock option awards and other forms of equity compensation are measured at the grant-date fair value of the awards and recognized over the requisite service period of the awards on a ratable basis. Forfeitures are accounted as they occur by reversing any share-based compensation expense related to awards that will not vest.
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
The following assumptions were used to calculate the fair value of the Company’s warrant liability using the Black-Scholes-Merton valuation model:

Year Ended December 31,
	2022	2021
Assumed risk-free interest rate	2.37% - 4.57%	0.46% - 0.85%
Assumed volatility	92.77% - 134.00%	85.85% - 90.70%
Expected term	1.66 - 2.42 years	2.66 - 3.42 years
Expected dividend yield	—	—
(s)    Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the Company’s fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):
Fair Value Measurements at Reporting Date

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money Market	$9,365	$—	$—	$9,365
Corporate debt securities	—	7,374	—	7,374
U.S. government debt securities	—	18,396	—	18,396
Total cash equivalents	9,365	25,770	—	35,135
Marketable securities, available for sale:
Corporate debt securities	—	13,301	—	13,301
Municipal securities	—	993	—	993
U.S. government debt securities	—	34,117	—	34,117
Total marketable securities, available for sale	—	48,411	—	48,411
Total assets measured at fair value on a recurring basis	$9,365	$74,181	$—	$83,546

Liabilities:
Warrant liability	$—	$—	$5	$5
Total liabilities measured at fair value on a recurring basis	$—	$—	$5	$5

The following table has been updated to conform to the presentation for the year ended December 31, 2022 and to correct immaterial classification errors related to $9.3 million of corporate debt and bonds, and government securities that were previously reported as Level 1 financial assets as opposed to Level 2, as well as the removal of $5.0 million of cash previously reported as cash equivalents and $3.0 million of restricted cash from this table.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money Market	$2,032	$—	$—	$2,032
Corporate debt securities		8,849		8,849
U.S. government debt securities		461		461
Total cash equivalents	2,032	9,310	—	11,342
Marketable securities, available for sale:
Corporate debt securities	—	15,352	—	15,352
Municipal securities	—	7,412	—	7,412
U.S. government debt securities	—	25,685	—	25,685
Total marketable securities, available for sale	—	48,449	—	48,449
Total assets measured at fair value on a recurring basis	$2,032	$57,759	$—	$59,791

Liabilities:
Warrant liability	$—	$—	$146	$146
Total liabilities measured at fair value on a recurring basis	$—	$—	$146	$146
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
The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities (in thousands):

Balance as of December 31, 2021	146
Change in fair value of warrant liability	(141)
Balance as of December 31, 2022	$5
As of December 31, 2022 and 2021, the Company maintains letters of credit of $3.5 million and $3.0 million, respectively, related to its lease arrangements, which are secured by money market accounts in accordance with certain of our lease agreements.
The Company believes the carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these accounts.

(t)    Accounting Pronouncements Issued But Not Yet Effective
In June 2022, the Financial Accounting Standards Board issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). Under the guidance of ASU 2022-03, a contractual restriction on the sale of an equity security is not considered in measuring the security’s fair value. ASU 2022-03 also requires certain disclosures for equity securities that are subject to contractual restrictions. For public business entities, the provisions of ASU 2022-03 are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.
The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on its consolidated financial statements or disclosures.
(u)    Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements and accompanying notes to the consolidated financial statements.
2. Balance Sheet Details
Short-Term Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of debt securities classified as available-for-sale securities by major security type and class of security at December 31, 2022 were as follows (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Market Value
Short-term marketable securities, available-for-sale:
Corporate debt securities	$13,535	$2	$(236)	$13,301
Municipal securities	1,001	—	(8)	993
U.S. government debt securities	34,675	10	(568)	34,117
Total short-term marketable securities, available-for-sale	$49,211	$12	$(812)	$48,411
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

As of December 31, 2022, the estimated market value of debt securities with contractual maturities of less than twelve months was $40.2 million; the remaining debt securities that the Company held at that date had an estimated market value of $8.2 million and contractual maturities of up to 23 months. As of December 31, 2021, the estimated market value of debt securities with contractual maturities of less than twelve months was $21.2 million; the remaining debt securities that the Company held at that date had an estimated market value of $27.2 million and contractual maturities of up to 23 months.
The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. It was determined that no credit losses existed as of December 31, 2022 or December 31, 2021, because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. Gross realized gains and losses on the Company’s debt securities for the years ended December 31, 2022 and 2021 were not significant.
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-term marketable securities, available-for-sale:
Corporate debt securities	$6,533	$(105)	$5,503	$(131)	$12,036	$(236)
Municipal securities	—	—	992	(8)	992	(8)
U.S. government debt securities	10,907	(196)	19,026	(372)	29,933	(568)
Total short-term marketable securities, available-for-sale	$17,440	$(301)	$25,521	$(511)	$42,961	$(812)

	December 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-term marketable securities, available-for-sale:
Corporate debt securities	$13,244	$(31)	$1,000	$(2)	$14,244	$(33)
Municipal securities	5,523	(5)	—	—	5,523	(5)
U.S. government debt securities	23,201	(87)	—	—	23,201	(87)
Total short-term marketable securities, available-for-sale	$41,968	$(123)	$1,000	$(2)	$42,968	$(125)

Prepaid Expenses and Property and Equipment, Net
Consolidated balance sheet details are as follows (in thousands):

	December 31, 2022	December 31, 2021
Prepaid expenses and other current assets:
Prepaid insurance	$1,285	$1,801
Prepaid trade shows	907	440
Prepaid software fees	831	551
Prepaid employee compensation	184	238
Other current assets	733	136
Total prepaid expenses and other current assets	$3,940	$3,166
Property and equipment, gross:
Laboratory equipment	$6,250	$4,805
Computer equipment	872	171
Furniture and fixtures	913	124
Leasehold improvements	1,344	1,074
Total property and equipment, gross	9,379	6,174
Less accumulated depreciation	(3,004)	(1,625)
Total property and equipment, net	$6,375	$4,549
Depreciation expense for the years ended December 31, 2022 and 2021 was $1.6 million and $1.0 million, respectively.
Loss on disposal of property and equipment during the years ended December 31, 2022 and 2021 recorded in operating expenses was $0.3 million and $15,000, respectively.
Accrued Compensation and Accrued Liabilities
Consolidated balance sheet details are as follows (in thousands):

	December 31, 2022	December 31, 2021
Accrued compensation:
Accrued bonus and commissions	$3,257	$3,223
Accrued salaries and wages	2,199	9
Accrued paid time off	1,835	1,245
Other accrued compensation	603	643
Total accrued compensation	$7,894	$5,120
Accrued liabilities:
Accrued consulting services	$894	$775
Customer refund liability	980	—
Other accrued expenses	1,590	452
Total accrued liabilities	$3,464	$1,227
3. Convertible Preferred Stock and Stockholders’ Equity
(a)    Classes of Stock
The Company’s amended and restated certificate of incorporation authorizes it to issue 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. Both classes of stock have a par value of $0.0001 per share.

(b)    At-The Market Offering
On November 10, 2020, the Company entered into a sales agreement (the “2020 Sales Agreement”) with Cowen and William Blair & Company, L.L.C. (“Cowen”) relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $50.0 million. During 2020, the Company issued an aggregate of 951,792 shares of common stock pursuant to the November 2020 Sales Agreement at a weighted average purchase price of $20.97 resulting in aggregate gross proceeds of approximately $20.0 million, reduced by $0.9 million in issuance costs, resulting in net proceeds to the Company of approximately $19.1 million. For the year ended December 31, 2021, the Company issued an aggregate of 530,551 shares of common stock pursuant to the 2020 Sales Agreement at a weighted average purchase price of $46.33 resulting in aggregate gross proceeds of approximately $24.6 million, reduced by $0.7 million in issuance costs, resulting in net proceeds to the Company of approximately $23.8 million. For the year ended December 31, 2022, the Company did not issue any shares pursuant to the 2020 Sales Agreement.
On August 8, 2022, the Company entered into a second sales agreement (the “2022 Sales Agreement”) with Cowen relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $75.0 million under a second at-the-market offering program. For the year ended December 31, 2022, the Company did not issue any shares pursuant to the 2020 Sales Agreement or the 2022 Sales Agreement.
(c)    2021 Underwritten Public Offering
On January 6, 2021, the Company entered into an Underwriting Agreement with Cowen as representatives of several underwriters (the “Underwriters”). The Company agreed to issue and sell up to 4,237,288 shares of its common stock including up to 635,593 shares that could be purchased by the Underwriters pursuant to a 30-day option granted to the Underwriters by the Company. On January 11, 2021, the Company closed the underwritten public offering of 4,872,881 shares of its common stock, which included the exercise in full by the Underwriters of their option to purchase up to 635,593 additional shares, at a price to the public of $29.50 per share. The Company received aggregate gross proceeds of approximately $143.7 million, and net proceeds of approximately $134.6 million, after deducting underwriting discounts and commissions and other offering expenses.
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
In 2021, a total of 12,120,397 SPAC Warrants were exercised, resulting in the Company’s issuance of 3,030,092 shares of common stock and the receipt of $69.7 million in gross proceeds. Outstanding SPAC Warrants totaled 2,815,853 as of December 31, 2022 and 2021. Private SPAC Warrants that were still owned by the original holder totaled 80,350 as of December 31, 2022 and 2021.

Placement Agent Warrants
In connection with several of DermTech Operations’ financings that took place between 2015 and 2018, DermTech Operations engaged a registered placement agent to assist in marketing and selling of common and preferred units. From 2015 to 2016, DermTech Operations issued 168,522 seven-year warrants to purchase one share of common stock each at an exercise price of $8.68 per share. From 2016 to 2018, DermTech Operations issued 72,658 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share. In 2020, the Company issued 15,724 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share in connection with the Company’s 2018 bridge note financing. Outstanding placement agent warrants totaled 4,510 and 10,039 as of December 31, 2022 and 2021, respectively.
Management Warrants
Warrants to purchase DermTech Operations common stock were issued to executive officers of DermTech Operations in lieu of issuing certain stock options (the “Management Warrants”). The Management Warrants were assumed by the Company in connection with the Business Combination. The Management Warrants have a ten year life and are exercisable for Company common stock at $1.08 per share. The Management Warrants vested monthly over a four-year period. In 2022, the Company issued 20,320 shares of common stock pursuant to the exercise of Management Warrants. Outstanding Management Warrants totaled zero and 20,320 at December 31, 2022 and 2021, respectively.
(e)    Stock-Based Compensation Plans
Equity Incentive Plans
In May 2020, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which replaced its Amended and Restated 2010 Stock Plan and provides for the granting of incentive and non-qualified stock options, restricted stock and stock-based awards to employees, directors and consultants providing services to the Company. Under the 2020 Plan, incentive and non-qualified stock options may be granted at not less than 100% of the fair market value of the Company’s common stock on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the combined voting power of all classes of the Company’s capital stock, the exercise price may not be less than 110% of the fair market value of the Company’s common stock on the date of grant and the term of the option may not be longer than five years.
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
As of December 31, 2022, 1,105,825 shares remained available for future grant under our equity incentive plans.

The following table summarizes stock option transactions for the years ended December 31, 2022 and 2021:

	Total options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2021	1,720,632	$20.37	8.31	$5,698
Granted	174,176	5.83
Exercised	(19,803)	8.11
Forfeited	(187,380)	21.26
Outstanding at December 31, 2022	1,687,625	$18.92	7.19	$9,821
Options vested and expected to vest as of December 31, 2022	1,687,625	$18.92	7.19	$9,821
Options exercisable as of December 31, 2022	1,047,724	$16.77	6.49	$9,821
The following table summarizes RSU transactions for the years ended December 31, 2022 and 2021:

	Total RSUs	Weighted average grant date fair value per share
Outstanding at December 31, 2021	983,403	$27.46
Granted	2,913,393	9.55
Released	(344,496)	25.79
Forfeited	(402,786)	19.41
Outstanding at December 31, 2022	3,149,514
RSUs vested and expected to vest as of December 31, 2022	3,149,514	$12.11
RSUs vested, but not yet issued as of December 31, 2022	75,194	$10.65
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
The 2020 ESPP permits eligible employees to purchase discounted shares of our common stock at semi-annual intervals through periodic payroll deductions. Shares are purchased at a price equal to 85% of the lower of: (i) the fair market value of the Company’s common stock on the first business day of an offering period or (ii) the fair market value of the Company’s common stock on the last business day of an offering period. A new offering period commences every year on approximately March 1 and September 1. At the end of each offering period, the accumulated contributions are used to purchase shares of the Company’s common stock. The last business day of each purchase period is referred to as the purchase date. Purchase dates are every six months on February 28 or February 29 and August 31.
In August 2022, the Company’s board of directors approved an amendment to the 2020 ESPP. Effective September 1, 2022, each offering period is twenty-four-months and consists of four six-month purchase periods during which payroll deductions of the participants are accumulated under the 2020 ESPP. Prior to September 1, 2022, each offering period was six months.

On February 28, 2021 and August 31, 2021, the Company issued 39,960 and 18,155 shares of its common stock, respectively, pursuant to scheduled purchases under the 2020 ESPP. As of December 31, 2021, 549,289 shares of common stock were reserved for future issuance under the 2020 ESPP. On January 1, 2022, an additional 297,729 shares of common stock became available under the 2020 ESPP pursuant to an automatic annual increase. On February 28, 2022 and August 31, 2022, the Company issued 47,339 and 100,749 shares of its common stock, respectively, pursuant to scheduled purchases under the 2020 ESPP. As of December 31, 2022, 698,930 shares of common stock remained available for future grants under the 2020 ESPP.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Warrants to purchase common stock	5	31
SPAC Warrants to purchase common stock*	704	704
Stock options issued and outstanding	1,688	1,721
Restricted stock units issued and outstanding	3,150	983
Authorized for future equity grants	1,106	603
Authorized for future ESPP purchases	699	549
Total common stock reserved for future issuance	7,352	4,591
*Four SPAC Warrants are needed to purchase one share of common stock. The numbers presented above reflect the amount of shares of common stock underlying SPAC Warrants.
(j)    Stock-Based Compensation
Stock-based compensation expense for employee options, RSUs, the purchase rights issued under the 2020 ESPP, and consultant options was recorded in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cost of revenue	$1,389	$995
Sales and marketing	5,391	3,758
Research and development	3,807	2,142
General and administrative	8,347	6,381
Total stock-based compensation	$18,934	$13,276
The total compensation cost related to non-vested awards not yet recognized as of December 31, 2022 was $40.8 million, which is expected to be recognized over a weighted average term of 2.69 years.

Valuation Assumptions
The Company estimates the fair value of our stock-based equity awards using the Black-Scholes valuation model. Assumptions used in the Black-Scholes valuation model were as follows:

Year Ended December 31,
	2022	2021
Stock Options:
Assumed risk-free interest rate	2.97% - 3.92%	0.52% - 1.39%
Assumed volatility	81.65% - 85.41%	74.88% - 83.32%
Expected option term	6.08 years	6.08 years
Expected dividend yield	—	—
ESPP:
Assumed risk-free interest rate	0.22% - 3.51%	0.05% - 0.18%
Assumed volatility	52.58% - 115.33%	64.55% - 69.34%
Expected option term	0.49 - 2.00 years	0.49 - 0.50 years
Expected dividend yield	—	—

4. Income Taxes
The Company has reported net losses since inception, and therefore, the minimum provision for state income taxes has been recorded. The following table provides a reconciliation between income taxes computed at the federal statutory rate of 21% at December 31, 2022 and 2021, and the Company’s provision for income taxes.

	Year ended December 31
	2022	2021
Income tax at statutory rate	21.0%	21.0%
State tax, net of federal tax benefit	4.0	4.8
Permanent items	(1.6)	1.1
Tax credits	0.4	0.6
Other	(0.1)	(0.4)
Valuation allowance increase	(23.7)	(27.1)
Income tax expense	—%	—%

Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes as of December 31, 2022 and 2021 are shown below (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss	$67,791	$46,886
Research and development credits	3,129	2,411
Stock based compensation	3,849	2,126
Operating lease liability	14,091	1,935
R&E expenditures	4,371	—
Deferred Revenue	28	340
Accruals and other	1,163	719
Total deferred tax assets	94,422	54,417

Deferred tax liabilities:
Depreciation and amortization	(55)	(32)
Operating lease right-of-use assets	(14,178)	(1,972)
Total deferred tax liabilities	(14,233)	(2,004)
Net deferred tax assets before valuation allowance	80,189	52,413
Less: valuation allowance	(80,189)	(52,413)
Net deferred tax assets	$—	$—
The Company maintains a full valuation allowance against its net deferred tax assets as realization of such assets is not more likely than not.
At December 31, 2022 and 2021, the Company had federal tax net operating loss (“NOL”) carryforwards of approximately $267.0 million and $184.0 million, respectively, as well as state tax NOL carryforwards at December 31, 2022 and 2021, of approximately $196.7 million and $141.1 million, respectively. Federal NOL carryforwards began to expire during 2022 while the Company’s state NOL carryforwards will begin to expire during various years, dependent on the jurisdiction.
The Company also had federal research and development tax credit carryforwards at December 31, 2022 and 2021 of approximately $1.8 million and $1.4 million, respectively, and state research and development tax credits of approximately $1.6 million and $1.3 million at December 31, 2022 and 2021, respectively. The federal credit carryforwards began to expire during 2022 and the state credit carryforwards do not expire. The Company has not performed a formal study validating its federal and state R&D tax credits and upon preparation, such tax credit carryforwards could vary from what was originally claimed on applicable income tax returns.
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

Due to generation of NOLs, since inception of the Company, U.S. federal and state returns are open to examination for all years, in which NOLs exist. The Company’s policy is to record any penalties or interest related to any unrecognized tax benefits as a component of the income tax provision. As of December 31, 2022 and 2021, the Company has no unrecognized tax benefits.
The Tax Cuts and Jobs Act of 2017, enacted tax provisions, that become effective during the taxable year ended December 31, 2022, requiring companies capitalize research & experimental ("R&E") expenditures, as per Section 174 of the Internal Revenue Code, and amortize such costs over 5 and 15 years for domestic and overseas expenditures, respectively. As such, the Company capitalized and amortized certain R&E costs while generating a corresponding deferred tax asset as of December 31, 2022.
5. Leases, Commitments and Contingencies
Finance Leases
The Company leases certain laboratory equipment from various third parties, through equipment finance leases. These leases either include a bargain purchase option or the terms of the leases are at least 75 percent of the useful lives of the assets and are therefore classified as finance leases. These leases are capitalized in property and equipment, net on the accompanying consolidated balance sheets. Initial asset values and finance lease obligations are based on the present value of future minimum lease payments. Gross assets recorded under finance leases were $0.4 million and $0.4 million as of December 31, 2022 and 2021, respectively. Accumulated amortization associated with finance leases was $0.2 million and $0.1 million as of December 31, 2022 and 2021, respectively. Total finance lease interest expense was approximately $13,000 and $17,000 for the years ended December 31, 2022 and 2021, respectively, and is included within interest income, net on the consolidated statements of operations. Long-term finance lease obligations are as follows (in thousands):

	December 31, 2022	December 31, 2021
Gross finance lease obligations	$180	$274
Less: imputed interest	(11)	(17)
Present value of net minimum lease payments	169	257
Less: current portion of finance lease obligations	(116)	(121)
Total long-term finance lease obligations	$53	$136
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

During the year ended December 31, 2021, the Company took initial possession of the first phase of what is expected to become its corporate headquarters, and the Company capitalized a right-of-use asset and related lease liability of $5.7 million associated with the first phase. In March 2022, the lease for the second phase of the Company’s corporate headquarters commenced and the Company capitalized a ROU asset and related lease liability of $15.8 million. The extension option periods were not considered in the determination of the ROU asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such extension options.
Del Mar Lease Amendments
During April 2022, the Company amended the Del Mar Lease through the execution of the First Amendment to Office Lease (the "First Amendment") and the Second Amendment to Office Lease (the "Second Amendment") (collectively, the "Del Mar Lease Amendments"). Pursuant to the First Amendment to the Del Mar Lease, the Company elected to utilize a one-time increase in an additional improvement allowance of $25.00 per rentable square foot, which increased the tenant improvement allowance by $2.4 million to $14.4 million, provided under the Del Mar Lease to make certain improvements to the Entire Premises. As a result, the Company will pay an increased monthly base rent to the Landlord, in order to repay costs relating to the additional design and construction. Pursuant to the Second Amendment, the Company elected to expand the Entire Premises to include 14,085 rentable square feet comprising the executive parking level (the “Expansion Premises”), which increased the tenant improvement allowance by $2.1 million to $16.5 million. The Landlord will tender possession of the Expansion Premises following substantial completion of improvements, pursuant to an agreed upon work letter and will run contemporaneously with the term of the Existing Premises. The Company intends to use the additional space for general office and laboratory use. As the Landlord tenders possession of the Expansion Premises, the Company is obligated to pay the Landlord increased monthly installments of base rent for the Expansion Premises. Upon inclusion of the Expansion Premises, the Company leased approximately 110,082 rentable square feet from the Landlord.
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
In November 2022, the lease for the remaining phases of the Company’s corporate headquarters commenced and the Company capitalized a ROU asset of $34.1 million and related lease liability of $32.1 million. The extension option periods were not considered in the determination of the ROU asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such extension options.
In connection with the original lease agreement, in lieu of a cash security deposit, the Company’s bank issued a letter of credit on its behalf, which is secured by a deposit, of $3.0 million and is included in restricted cash on the consolidated balance sheet based on the term of the underlying lease. In April 2022, pursuant to the Second Amendment, the Company’s bank increased the letter of credit on its behalf by $0.5 million, totaling $3.5 million. As of December 31, 2022, none of the standby letter of credit amount has been used.
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

The lease term for all leased space has an expiration date of April 30, 2023, and an option to extend the lease term on all leased space for one additional three-year term, which the Company will not exercise. As such, the Company did not include this option in the determination of the total lease term. On January 1, 2021, in conjunction with the adoption of the guidance in ASU 2016-02, the Company recognized a right-of-use asset and corresponding lease liability for its facility lease as the present value of lease payments not yet paid at January 1, 2021. The right-of-use asset and corresponding lease liability was estimated assuming the remaining lease term of 28 months at January 1, 2021, and an estimated discount rate of 4.04%, which was the Company’s incremental borrowing rate at the date of adopting ASC 842. The Company recorded a lease liability of $3.1 million and a right-of-use asset of $2.8 million, which is net of $0.3 million of the Company’s previously capitalized tenant improvement allowance and deferred rent, upon adoption.
The components of lease expense for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year ended December 31
	2022	2021
Operating lease cost
Operating lease cost	$4,672	$1,517
Variable lease costs (1)	869	657
Total operating lease cost	$5,541	$2,174

Finance lease cost
Amortization of leased assets	$83	$75
Interest on lease liabilities	13	17
Total finance lease cost	$96	$92
(1) Variable lease costs are primarily related to common area maintenance charges and property taxes.
Other information related to leases was as shown in the table below.

	Year ended December 31
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,356	$2,619
Operating cash flows from finance leases	$13	$17
Financing cash flows from finance leases	$137	$171
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$51,089	$9,044
Finance leases	$48	$93
Weighted average remaining lease term in years:
Operating leases	10.41	9.33
Finance leases	2.28	2.34
Weighted average discount rate:
Operating leases	8.67%	5.78%
Finance leases	5.84%	5.63%

The Company’s future minimum lease payments under operating and finance leases at December 31, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
Fiscal Period:
2023	$5,801	$133
2024	7,574	19
2025	7,790	19
2026	8,012	15
2027	8,241	4
Thereafter	48,893	—
Total minimum lease payments	$86,311	$190

Legal Proceedings
From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
6. Retirement Plan
The Company has an IRC Section 401(k) retirement plan, covering all eligible employees. Under the terms of the 401(k) Plan, the Company may elect to match a discretionary percentage of contributions. Total matching contributions were $1.5 million for the year ended December 31, 2022. The Company did not offer a contribution percentage match during 2021.
7. Related Party Transactions
During 2022 and 2021, the Company engaged EVERSANA Life Science Services, LLC, (“EVERSANA”), to provide certain marketing services to the Company. Leana Wood, the spouse of Todd Wood, the Company’s Chief Commercial Offer, is an employee of EVERSANA. The Company incurred $3.2 million and $2.6 million in costs for the years ended December 31, 2022 and 2021, respectively. Amount due to EVERSANA were $0.3 million and $0.6 million as of December 31, 2022 and 2021, respectively.
On October 1, 2019, the Company entered into a consulting agreement with Michael Dobak pursuant to which the Company will compensate Michael Dobak, in an amount not to exceed $100,000, for certain public relations and marketing services. On July 28, 2020, the Company and Michael Dobak entered into an amendment to such consulting agreement to modify the terms of Michael Dobak’s compensation. The amended consulting agreement compensated Michael Dobak $15,000 per month for the period May 11, 2020 through September 30, 2020 and also granted him a restricted stock unit award that fully vested in a single installment on August 31, 2020 and represented the contingent right to receive 5,000 shares of common stock on January 2, 2021. On November 11, 2020, the Company and Michael Dobak entered into an amendment to such consulting agreement to extend the term through December 31, 2020 with a continued monthly payment of $15,000. On February 26, 2021, the Company and Michael Dobak agreed to extend his agreement through April 30, 2021, with a revised monthly payment of $20,000. Michael Dobak is the brother of Dr. John Dobak, the Company’s Chief Executive Officer. The Company incurred zero and $0.1 million in costs for the year ended December 31, 2022 and 2021, respectively.
There were no other related party transactions identified for the years ended December 31, 2022 and 2021.
8. Subsequent Events
The Company considered subsequent events through March 2, 2023, the date the consolidated financial statements were available to be issued.

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
Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
This Annual Report on Form 10-K does not include an attestation report on internal control over financial reporting issued by our independent registered accounting firm. Our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer a smaller reporting company.
Remediation of Material Weakness
As previously disclosed in Item 9A of Part II of the Company’s Annual Report on Form 10-K for fiscal year 2021, management identified a material weaknesses in its internal control over financial reporting related to the Company’s accounting for the assay revenue and accounts receivables. Specifically, the Company did not have an effective risk assessment process that successfully identified and assessed risks of misstatement to ensure controls related to the assay revenue and accounts receivable process, including controls performed by a third-party service organization, were designed and implemented to respond to those risks. The Company did not adequately communicate to its service organization to ensure controls were designed and implemented at the service organization to respond to those risks. In addition, the Company did not successfully select and develop control activities that sufficiently mitigated the financial reporting risks related to the assay revenue and accounts receivable process. As of December 31, 2022, management determined that this material weakness had been fully remediated as further described below.
The remediation steps management undertook were as follows:

•Implemented an effective risk assessment process to identify and assess risks of misstatement related to controls over assay revenue and accounts receivable process, including controls performed by a third-party service organizations.
•Implemented new control activities that sufficiently mitigated the financial reporting risks related to the assay revenue and accounts receivable process.

Changes in Internal Control over Financial Reporting.
Other than the changes made to remediate the material weakness related to revenue and accounts receivables described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
2023 Corporate Bonus Plan
On March 1, 2023, the Company’s compensation committee approved the 2023 Corporate Bonus Plan, or the 2023 Bonus Plan, a performance-based cash bonus plan pursuant to which our board of directors sets target cash bonus amounts for certain eligible Company personnel, including the Company’s named executive officers and principal financial officer. The 2023 Bonus Plan is split into first half and second half plans, with bonuses paid based on the goals that have been achieved for the period January 1, 2023 through June 30, 2023, and July 1, 2023 through December 31, 2023, respectively. Eligible participants include all employees with an employment start date prior to April 1, 2023 to be eligible for the first half plan bonus and October 1, 2023 to be eligible for the second half plan bonus.
For all participants in the 2023 Bonus Plan, our board of directors established target payout percentages to be based on the actual wages earned by such participants during the 2023 fiscal year. Target payout percentages are based on achievement of specified corporate objectives and individual performance. The aggregate potential payout would be up to 150% of the target payout percentage upon the Company’s exceeding targets for the specified corporate objectives and achieving stretch goals.
The compensation committee will administer the 2023 Bonus Plan and has authority to use its discretion to approve goals and bonus targets, adjust goals and bonus payments, and determine goal achievement, and to modify, increase or decrease any bonus payments at any time and regardless of whether any of the performance goals are achieved. Participants must be employed and in good standing on the date that the bonus is paid in order to be eligible to receive the bonus payment.
A copy of the 2023 Bonus Plan is filed as Exhibit 10.22 to this Annual Report on Form 10-K. The foregoing description of the 2023 Bonus Plan is a summary only and is qualified in its entirety by the 2023 Bonus Plan, which is incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedules. (OPEN for Legal)
(a)The following documents are filed as part of this Form 10‑K:
(1)Financial Statements (see “Consolidated Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).
(2)Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto).
(3)Exhibits

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
			S-4/A	8/7/2019	333-232181
2.2	First Amendment to Agreement and Plan of Merger, dated as of August 1, 2019, by and among the Company, DermTech Operations, Inc. and DT Merger Sub, Inc.		S-4/A	8/2/2019	333-232181
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended		10-Q	11/10/2020	001-38118
3.2	Bylaws of the Company		10-K	3/11/2020	001-38118
4.1	Specimen Stock Certificate		10-Q	8/5/2020	001-38118
4.2	Specimen Warrant Certificate of the Company		S-1/A	6/9/2017	333-218093
4.3	Warrant Agreement, dated June 19, 2017, between the Company and Continental Stock Transfer & Trust Company		8-K	6/23/2017	001-38118
4.4*	Form of Management Warrant		8-K	9/5/2019	001-38118
4.5	Form of Series C Warrant		8-K	9/5/2019	001-38118
4.6	Form of Placement Agent Warrant 2015 and July 2016		8-K	9/5/2019	001-38118
4.7	Form of Placement Agent Warrant December 2016		S-1	5/4/2020	333-237991
4.8	Form of Placement Agent Warrant 2017 and 2018		S-1	5/4/2020	333-237991
4.9	Form of 2020 Placement Agent Warrant		S-1/A	2/6/2020	333-235780
4.10	Form of Omnibus Warrant Amendment for 2015 and July 2016 Placement Agent Warrants		S-1	5/4/2020	333-237991
4.11	Omnibus Warrant Amendment for December 2016, 2017 and 2018 Placement Agent Warrants, dated as of March 30, 2020 by and between the Company and Paulson Investment Company, LLC		S-1	5/4/2020	333-237991
4.12	Description of Securities		10-K	3/5/2021	001-38118
10.1	Sales Agreement, dated November 10, 2020, by and between the Company and Cowen and Company, LLC		8-K	11/10/2020	001-38118

10.3	Form of Registration Rights Agreement, dated March 4, 2020, by and among the Company and the Purchasers		8-K	3/2/2020	001-38118
10.4	Registration Rights Agreement, dated August 29, 2019, by and among the Company, certain stockholders of the Company and certain stockholders of DermTech Operations, Inc.		8-K	9/5/2019	001-38118
10.5*	Employment Agreement, dated June 26, 2012, between DermTech Operations and John Dobak		S-4	6/18/2019	333-232181
10.6*	Amendment to Employment Agreement, dated February 28, 2014, between DermTech Operations and John Dobak		S-4	6/18/2019	333-232181
10.7*	Offer of Employment Letter, dated October 1, 2015, from DermTech Operations to Burkhard Jansen		S-4	6/18/2019	333-232181
10.8*	Offer of Employment Letter, dated December 7, 2018, from DermTech Operations to Todd Wood		S-4	6/18/2019	333-232181
10.9*	Offer of Employment Letter, dated August 14, 2019, from the Company to Kevin Sun		8-K	9/17/2019	001-38118
10.10*	Offer of Employment Letter, dated September 23, 2019, from the Company to Claudia Ibarra		8-K	3/24/2020	001-38118
10.11*	Offer of Employment Letter, dated October 14, 2020, from the Company to Ray Akhavan		10-K	3/5/2021	001-38118
10.12*	DermTech, Inc. 2020 Equity Incentive Plan		8-K	5/27/2020	001-38118
10.13*	DermTech, Inc. 2020 Employee Stock Purchase Plan		8-K	5/27/2020	001-38118
10.14*	Form of Stock Option Agreement and Forms of Stock Option Grant Notice under the DermTech, Inc. 2020 Equity Incentive Plan		8-K	5/27/2020	001-38118
10.15*	Form of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Award Grant Notice under the DermTech, Inc. 2020 Equity Incentive Plan		8-K	5/27/2020	001-38118
10.16*	Amended and Restated 2010 Stock Plan of the Company, included as Annex E to the proxy statement/prospectus/information statement forming a part of the referenced filing		S-4/A	8/7/2019	333-232181
10.17*	Form of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2010 Stock Plan of the Company		S-1	1/3/2020	333-235780
10.18*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the Amended and Restated 2010 Stock Plan of the Company		S-1	1/3/2020	333-235780
10.19*	2020 Form of Stock Option Agreement and Forms of Stock Option Grant Notice under Amended and Restated 2010 Stock Plan		8-K	1/21/2020	001-38118
10.20*	2020 Form of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Award Grant Notice under Amended and Restated 2010 Stock Plan		8-K	1/21/2020	001-38118
10.21*	Form of Indemnification Agreement		8-K	9/5/2019	001-38118
10.22*	2023 Corporate Bonus Plan of the Company	X

10.23*	Resignation Letter, dated June 30, 2021, by and between the Company and Scott Pancoast	8-K	7/2/2021	001-38118
10.24*	DermTech, Inc. Change in Control and Severance Plan	8-K	4/1/2021	001-38118
10.25*	Form of Participation Agreement under the DermTech, Inc. Change in Control and Severance Plan	10-Q	5/13/2021	001-38118
10.26*	Amended and Restated Non-Employee Director Compensation Policy	10-Q	5/13/2021	001-38118
10.28	Standard Multi-Tenant Officer Lease–Net and Addendum to Lease, dated January 25, 2013, by and between DermTech Operations and AG/Touchstone TP, LLC	8-K	9/5/2019	001-38118
10.29	First Amendment to Standard Rental Lease, Storage Lease and Signage to Expand and Extend Term, dated January 30, 2014, by and between DermTech Operations and AG/Touchstone TP, LLC	8-K	9/5/2019	001-38118
10.30	Assignment, Consent to Assignment, and Second Amendment to Standard Multi-Lease–Net, dated November 21, 2016, by and between DermTech Operations and AG/Touchstone TP, LLC	8-K	9/5/2019	001-38118
10.31	Third Amendment to Lease, dated August 6, 2019, by and between DermTech Operations and HCP Torrey Pines, LLC	8-K	9/5/2019	001-38118
10.32	Fourth Amendment to Lease, dated as of September 10, 2019, by and between the Company and HCP Torrey Pines, LLC	8-K	9/23/2019	001-38118
10.33	Fifth Amendment to Lease and Signage Lease, dated February 5, 2020, by and between the Company and HCP Torrey Pines, LLC	S-1/A	2/6/2020	333-235780
10.34	Office Lease, dated July 1, 2021, by and between the Company and Kilroy Realty, L.P.	8-K	7/7/2021	001-38118
10.35*	2022 Inducement Equity Incentive Plan	S-8	3/11/2022	333-263484
10.36*	Form of Stock Option Grant Notice and Stock Option Agreement under the DermTech, Inc. 2022 Inducement Equity Incentive Plan	S-8	3/11/2022	333-263484
10.37*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the DermTech, Inc. 2022 Inducement Equity Incentive Plan	S-8	3/11/2022	333-263484
10.38	First Amendment Office Lease, dated April 22, 2022, by and between the Company and Kilroy Realty, L.P.	10-Q	8/8/2022	001-38118
10.39	Second Amendment of Office Lease, dated April 22, 2022, by and between the Company and Kilroy Realty, L.P.	10-Q	8/8/2022	001-38118
10.40	Third Amendment to Office Lease, dated effective October 7, 2022, by and between the Company and Kilroy Realty, L.P.	8-K	11/14/2022	001-38118
10.41	Second Amended and Restated Non-Employee Director Compensation Policy DermTech, Inc.	10-Q	8/8/2022	001-38118

10.42	Sales Agreement, dated August 8, 2022, by and between the Company and Cowen		S-3	8/8/2022	333-266650
10.43*	DermTech, Inc. Amended and Restated 2022 Inducement Equity Incentive Plan		S-8	9/16/2022	333-267469
10.44*	DermTech, Inc. Amended and Restated 2020 Employee Stock Purchase Plan		10-Q	11/3/2022	001-38118
21.1	Subsidiaries of the Company	X
23.1	Consent of KPMG LLP, independent registered public accounting firm	X
24.1	Powers of Attorney (included on signature page)	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL	X
________________
*Management contract or compensatory plan or arrangement.
**This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DERMTECH, INC.

Date: March 2, 2023	By:	/s/ John Dobak, M.D.
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

Name	Title	Date

/s/ John Dobak, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2023
John Dobak, M.D.

/s/ Kevin Sun	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 2, 2023
Kevin Sun

/s/ Cynthia Collins	Director	March 2, 2023
Cynthia Collins

/s/ Monica Tellado	Director	March 2, 2023
Monica Tellado

/s/ Nathalie Gerschtein Keraudy	Director	March 2, 2023
Nathalie Gerschtein Keraudy

/s/ Matthew Posard	Director	March 2, 2023
Matthew Posard

/s/ Herm Rosenman	Director	March 2, 2023
Herm Rosenman

/s/Mark Capone	Director	March 2, 2023
Mark Capone

/s/Kirk Malloy	Director	March 2, 2023
Kirk Malloy