Form 10-Q
period 2023-03-31
DermTech, Inc.
filed 2023-05-04
CIK 1651944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________
FORM 10-Q
________________________
Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-38118
________________________
DERMTECH, INC.
(Exact Name of Registrant as Specified in its Charter)
________________________

Delaware	84-2870849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12340 El Camino Real, San Diego ,CA	92130
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 450-4222
11099 N. Torrey Pines Road, Suite 100, La Jolla, CA 92037
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2023, the registrant had 31,089,911 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DERMTECH, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$48,438	$77,757
Short-term marketable securities	56,340	48,411
Accounts receivable	3,690	4,172
Inventory	1,574	1,757
Prepaid expenses and other current assets	2,348	3,940
Total current assets	112,390	136,037
Property and equipment, net	6,262	6,375
Operating lease right-of-use assets	54,800	56,007
Restricted cash	3,501	3,488
Other assets	168	168
Total assets	$177,121	$202,075
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,680	$2,419
Accrued compensation	7,556	7,894
Accrued liabilities	4,807	3,464
Short-term deferred revenue	242	109
Current portion of operating lease liabilities	1,756	1,634
Current portion of finance lease obligations	97	116
Total current liabilities	16,138	15,636
Warrant liability	12	5
Long-term finance lease obligations, less current portion	49	53
Operating lease liabilities, long-term	53,680	54,028
Total liabilities	69,879	69,722
Stockholders’ equity:
Common stock, $0.0001 par value per share; 50,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 31,088,911 and 30,297,408 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	461,845	456,171
Accumulated other comprehensive loss	(289)	(774)
Accumulated deficit	(354,317)	(323,047)
Total stockholders’ equity	107,242	132,353
Total liabilities and stockholders’ equity	$177,121	$202,075
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Test revenue	$3,425	$3,518
Contract revenue	52	200
Total revenues	3,477	3,718
Cost of revenues:
Cost of test revenue	3,791	3,530
Cost of contract revenue	30	24
Total cost of revenues	3,821	3,554
Gross (loss) profit	(344)	164
Operating expenses:
Sales and marketing	15,417	15,443
Research and development	4,409	6,338
General and administrative	11,875	8,574
Total operating expenses	31,701	30,355
Loss from operations	(32,045)	(30,191)
Other income/(expense):
Interest income, net	782	66
Change in fair value of warrant liability	(7)	17
Total other income	775	83
Net loss	$(31,270)	$(30,108)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	30,557,216	29,836,072
Net loss per share of common stock outstanding, basic and diluted	$(1.02)	$(1.01)
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(31,270)	$(30,108)
Unrealized net gain/(loss) on marketable securities and cash equivalents	485	(570)
Comprehensive loss	$(30,785)	$(30,678)
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2022	30,297,408	$3	$456,171	$(774)	$(323,047)	$132,353
Issuance of common stock at a weighted average price of $3.68 through at-the-market offering, net of $0.1 million issuance costs	107,451	—	270	—	—	270
Issuance of common stock from option exercises and RSU releases	510,027	—	92	—	—	92
Issuance of common stock from Employee Stock Purchase Plan	174,025	—	576	—	—	576
Unrealized net gain on available-for-sale marketable securities and cash equivalents	—	—	—	485	—	485
Stock-based compensation	—	—	4,736	—	—	4,736
Net loss	—	—	—	—	(31,270)	(31,270)
Balance, March 31, 2023	31,088,911	$3	$461,845	$(289)	$(354,317)	$107,242

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2021	29,772,922	$3	$436,183	$(124)	$(206,364)	$229,698
Issuance of common stock from option exercises and RSU releases	109,275	—	40	—	—	40
Issuance of common stock from warrant exercises	11,101	—	12	—	—	12
Issuance of common stock from Employee Stock Purchase Plan	47,339	—	515	—	—	515
Unrealized net loss on available-for-sale marketable securities	—	—	—	(570)	—	(570)
Stock-based compensation	—	—	3,894	—	—	3,894
Net loss	—	—	—	—	(30,108)	(30,108)
Balance, March 31, 2022	29,940,637	$3	$440,644	$(694)	$(236,472)	$203,481

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(31,270)	$(30,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	466	372
Change in fair value of warrant liability	7	(17)
Amortization of operating lease right-of-use assets	1,207	435
Stock-based compensation	4,736	3,894
Amortization of premiums, net of accretion of discounts on marketable securities	(6)	713
Gain on disposal of equipment	(29)	—
Changes in operating assets and liabilities:
Accounts receivable	482	(1,148)
Inventory	183	(283)
Prepaid expenses and other current assets	1,592	(94)
Operating lease liabilities	(227)	(271)
Accounts payable, accrued liabilities and deferred revenue	1,169	161
Accrued compensation	(338)	1,523
Net cash used in operating activities	(22,028)	(24,823)
Cash flows from investing activities:
Purchases of marketable securities	(16,481)	(13,656)
Sales and maturities of marketable securities	9,044	6,769
Purchases of property and equipment	(757)	(646)
Net cash used in investing activities	(8,194)	(7,533)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with at-the-market offering, net	270	—
Proceeds from exercise of common stock warrants	—	12
Proceeds from exercise of stock options	92	40
Proceeds from contributions to the Employee Stock Purchase Plan	576	515
Principal repayments of finance lease obligations	(22)	(40)
Net cash provided by financing activities	916	527
Net decrease in cash, cash equivalents and restricted cash	(29,306)	(31,829)
Cash, cash equivalents and restricted cash, beginning of period	81,245	179,907
Cash, cash equivalents and restricted cash, end of period	$51,939	$148,078

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$48,438	$145,053
Restricted cash	3,501	3,025
Total cash, cash equivalents and restricted cash	$51,939	$148,078

Supplemental cash flow information:
Cash paid for interest on finance lease obligations	$1	$3
Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment recorded in accounts payable	$16	$318
Right-of-use assets obtained in exchange for lease obligations	$—	$15,755
Change in unrealized net gains/(losses) on available-for-sale marketable securities and cash equivalents	$485	$(570)
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
The Company has incurred operating losses since inception and has an accumulated deficit of $354.3 million at March 31, 2023. As of March 31, 2023, cash and cash equivalents totaled approximately $48.4 million and short-term marketable securities totaled approximately $56.3 million. The Company's transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. If events or circumstances occur such that change operating plans, the Company may be required to reduce operating expenses, which could have an adverse impact its ability to achieve intended business objectives. The Company's management believes that currently available resources will provide sufficient funds to meet operating plans for at least the next twelve months from the issuance of our unaudited condensed consolidated financial statements. While we believe we have enough capital to fund anticipated operating costs for at least the next twelve months, we anticipate that we will need to raise additional capital in order to support our planned operations and to continue developing and commercializing genomic tests.
(b)    Basis of Presentation
The condensed consolidated financial statements include the accounts of DermTech, Inc. and its subsidiary. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements and accompanying notes do not include all the information and disclosures required by U.S. GAAP for complete financial statements and should be read together with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.
The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2023, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

(c)    Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the amounts of revenues and expenses reported during the period. On an ongoing basis, management evaluates these estimates and judgments, including but not limited to those related to test revenue, stock-based compensation, short-term marketable securities, accounts receivable, accrued bonus, warrant liability, right-of-use (“ROU”) assets and the realization of deferred tax assets. Actual results may differ from those estimates.
(d)    Concentration of Credit Risk
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
(e)    Revenue Recognition
The Company’s revenue is generated from two revenue streams: contract revenue and test revenue. The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The ASC 606 revenue recognition model consists of the following five steps: (1) identify the contracts with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
The Company recognizes revenue from its test and contract services in accordance with the core principles and key aspects considered by the Company. These considerations are described in detail below, first for test revenue and then for contract revenue.
Test Revenue
The Company generates revenues from its DermTech Melanoma Test or “DMT” which may consist at the option of the ordering clinician of either (i) the DMT or (ii) the DMT with TERT test, which assists a clinician’s diagnosis of melanoma in patients. The Company provides prescribing clinicians with its Smart Sticker to perform non-invasive skin biopsies of clinically ambiguous pigmented skin lesions on patients. The Company also offers clinicians a telemedicine solution where they can request the Smart Sticker collection kit be sent to the patient’s home for a clinician-guided remote sample collection of ambiguous pigmented skin lesions. A patient can also initiate the process by downloading the Company’s telemedicine app, DermTech Connect, which uses store-and-forward technology to allow the patient to take a picture of a suspicious lesion with their phone and have the picture reviewed by an independent clinician who is subscribing to the DermTech Connect platform to assess the suspicious lesion, and if medically necessary, order a DMT and send a collection kit to the patient. The DermTech Connect app and telemedicine service is currently available in most states where permitted by law and applicable standards of practice guidelines. Once the sample is collected by the patient via the telemedicine solution or by a healthcare clinician in person, it is returned to the Company’s CLIA laboratory for analysis. The patient’s ribonucleic acid (“RNA”) and deoxyribonucleic acid (“DNA”) are extracted from the Smart Sticker and analyzed using gene expression and sequencing technology to determine if the pigmented skin lesion contains certain genomic features indicative of melanoma. Upon completion of the gene expression analysis, test results are provided to the clinician indicating whether the sample collected is indicative of melanoma or not.

The Company periodically updates its estimate of the variable consideration recognized for previously delivered performance obligations. These updates resulted in a decrease of $0.5 million for the three months ended March 31, 2023 and a decrease of $0.1 million for the three months ended March 31, 2022. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements.
Contract Revenue
Contract revenue is generated from the sale of laboratory services and Smart Stickers to third-party companies through contract research agreements. Revenues are generated from providing gene expression tests to facilitate the development of drugs designed to treat dermatologic conditions. The provision of gene expression services may include sample collection using the Company’s Smart Sticker, assay development for research partners and RNA extraction, isolation, expression, amplification and detection, including data analysis and reporting. Contract revenue can be highly variable in any period as it is closely linked to the clinical trial progress of the Company’s biopharma customers.
(a) Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Test Revenue
DermTech Melanoma Test	$3,425	$3,518
Contract Revenue
Adhesive patch kits	36	66
RNA extractions	2	110
Project management fees	14	24
Total revenues	$3,477	$3,718
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
The Company records a deferred revenue liability if a customer pays consideration before the Company transfers a good or service to the customer. Deferred revenue primarily represents upfront milestone payments, for which consideration is received prior to when goods/services are completed or delivered. Upfront fees that are estimated to be recognized as revenue more than one year from the date of collection are classified as long-term deferred revenue. Short-term deferred revenue as of March 31, 2023 and December 31, 2022 was $0.2 million and $0.1 million, respectively. As of December 31, 2022, the Company reclassified $1.0 million of short-term deferred revenue to accrued liabilities for a customer refund obligation in connection with cancellation of future services.
Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing agreements. For agreements that have an original duration of one year or less, the Company has elected the practical expedient applicable to such agreements and does not disclose the remaining performance obligations at the end of each reporting period. As of March 31, 2023, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed agreements with an original duration of one year or more was immaterial.

(f)    Accounts Receivable
Test Accounts Receivable
Due to the nature of the Company’s test revenue, it can take a significant amount of time to collect upon billed tests. The Company prepares an analysis on reimbursement collections and data obtained for each financial reporting period to determine the amount of receivables to be recorded relating to tests performed in the applicable period. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Adjustments for implicit price concessions attributable to variable consideration are incorporated into the measurement of the accounts receivable balances. The Company recorded $3.6 million and $4.1 million of net test accounts receivable as of March 31, 2023 and December 31, 2022, respectively.
Contract Accounts Receivable
Contract accounts receivable are recorded at the net invoice value and are not interest bearing. The Company reserves specific receivables if collectability is no longer reasonably assured, and, as of March 31, 2023, the Company did not maintain any reserves over contract receivables as they relate to large established credit worthy customers. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company recorded $0.1 million and $0.1 million of contract accounts receivable as of March 31, 2023 and December 31, 2022, respectively.
(g)    Net Loss Per Share
Basic and diluted net loss per share of common stock is determined by dividing net loss applicable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Because there is a net loss attributable to holders of common stock during the periods presented, the outstanding common stock warrants, stock options and restricted stock units (“RSUs”) have been excluded from the calculation of diluted loss per share of common stock because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share are the same.
Outstanding anti-dilutive securities not included in diluted net loss per share (in thousands):

	March 31,
	2023	2022
Shares issuable upon exercise of common stock warrants	709	724
Shares issuable upon exercise of stock options	1,523	1,654
Shares issuable upon the release of restricted stock units	4,011	2,333
	6,243	4,711
(h)    Accounting Pronouncements Issued But Not Yet Effective
In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03“). Under the guidance of ASU 2022-03, a contractual restriction on the sale of an equity security is not considered in measuring the security’s fair value. ASU 2022-03 also requires certain disclosures for equity securities that are subject to contractual restrictions. For public business entities, the provisions of ASU 2022-03 are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.
The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on its condensed consolidated financial statements or disclosures.

2.    Balance Sheet Details
Short-Term Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of debt securities classified as available-for-sale securities by major security type and class of security as of March 31, 2023 were as follows (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Short-term marketable securities, available-for-sale:
Corporate debt securities	$11,028	$3	$(150)	$10,881
U.S. government debt securities	45,644	119	(304)	45,459
Total short-term marketable securities, available-for-sale	$56,672	$122	$(454)	$56,340
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of debt securities classified as available-for-sale securities by major security type and class of security as of December 31, 2022 were as follows (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Short-term marketable securities, available-for-sale:
Corporate debt securities	$13,535	$2	$(236)	$13,301
Municipal debt securities	1,001	—	(8)	993
U.S. government debt securities	34,675	10	(568)	34,117
Total short-term marketable securities, available-for-sale	$49,211	$12	$(812)	$48,411
As of March 31, 2023, the estimated market value of debt securities with contractual maturities of less than twelve months was $49.0 million; the remaining debt securities that the Company held at that date had an estimated market value of $7.3 million and contractual maturities of up to 21 months. As of December 31, 2022, the estimated market value of debt securities with contractual maturities of less than twelve months was $40.2 million; the remaining debt securities that the Company held at that date had an estimated market value of $8.2 million and contractual maturities of up to 23 months.
The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. It was determined that no credit losses existed as of March 31, 2023 or December 31, 2022, because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. Gross realized gains and losses on the Company’s debt securities for the three months ended March 31, 2023 and 2022 were not significant.

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2023 aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	March 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-term marketable securities, available-for-sale:
Corporate debt securities	$9,050	$(150)	$—	$—	$9,050	$(150)
U.S. government debt securities	19,043	(235)	5,767	(69)	24,810	(304)
Total short-term marketable securities, available-for-sale	$28,093	$(385)	$5,767	$(69)	$33,860	$(454)
The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-term marketable securities, available-for-sale:
Corporate debt securities	$6,533	$(105)	$5,503	$(131)	$12,036	$(236)
Municipal securities	—	—	992	(8)	992	(8)
U.S. government debt securities	10,907	(196)	19,026	(372)	29,933	(568)
Total short-term marketable securities, available-for-sale	$17,440	$(301)	$25,521	$(511)	$42,961	$(812)
Prepaid Expenses and Property and Equipment, Net
Condensed consolidated balance sheet details are as follows (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses and other current assets:
Prepaid expenses	$1,688	$3,207
Other current assets	660	733
Total prepaid expenses and other current assets	$2,348	$3,940
Property and equipment, gross:
Laboratory equipment	$5,147	$6,250
Computer equipment	894	872
Furniture and fixtures	1,102	913
Leasehold improvements	2,549	1,344
Total property and equipment, gross	9,692	9,379
Less accumulated depreciation	(3,430)	(3,004)
Total property and equipment, net	$6,262	$6,375

Accrued Compensation and Accrued Liabilities
Condensed consolidated balance sheet details are as follows (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation:
Accrued bonus and commissions	$3,168	$3,257
Accrued salaries and wages	4,388	4,637
Total accrued compensation	$7,556	$7,894
Accrued liabilities:
Accrued consulting services	$2,145	$894
Customer refund liability	1,505	980
Other accrued expenses	1,157	1,590
Total accrued liabilities	$4,807	$3,464

3. Fair Value Measurements
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
The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market	$20,747	$—	$—	$20,747
Corporate debt securities	—	529	—	529
U.S. government debt securities	—	5,979	—	5,979
Total cash equivalents	20,747	6,508	—	27,255
Marketable securities, available for sale:
Corporate debt securities	—	10,881	—	10,881
U.S. government debt securities	—	45,459	—	45,459
Total marketable securities, available for sale	—	56,340	—	56,340
Total assets measured at fair value on a recurring basis	$20,747	$62,848	$—	$83,595

Liabilities:
Warrant liability	$—	$—	$12	$12
Total liabilities measured at fair value on a recurring basis	$—	$—	$12	$12

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money Market	$9,365	$—	$—	$9,365
Corporate debt securities	—	7,374	—	7,374
U.S. government debt securities	—	18,396	—	18,396
Total cash equivalents	9,365	25,770	—	35,135
Marketable securities, available for sale:
Corporate debt	—	13,301	—	13,301
Municipal debt securities	—	993	—	993
U.S. government debt securities	—	34,117	—	34,117
Total marketable securities, available for sale	—	48,411	—	48,411
Total assets measured at fair value on a recurring basis	$9,365	$74,181	$—	$83,546

Liabilities:
Warrant liability	$—	$—	$5	$5
Total liabilities measured at fair value on a recurring basis	$—	$—	$5	$5

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
The fair value of the Private SPAC Warrants was determined using the Black-Scholes-Merton valuation model and included an unobservable input: expected volatility. Expected volatility is considered by the Company to be an unobservable input and is calculated using a weighted average of historical volatilities of a combination of the Company and peer companies, due to the lack of sufficient historical data of the Company’s own stock price. The model also incorporated several observable assumptions at each valuation date, including the price of the Company’s common stock on the date of valuation, the remaining contractual term of the warrant and the risk-free interest rate over the remaining term.
The following assumptions were used to calculate the fair value of the Company’s warrant liability using the Black-Scholes-Merton valuation model:

	Three Months Ended March 31,
	2023	2022
Assumed risk-free interest rate	4.35%	2.37%
Assumed volatility	123.28%	92.77%
Expected term	1.42 years	2.42 years
Expected dividend yield	—	—
The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities (in thousands):

Balance as of December 31, 2022	$5
Change in fair value of warrant liability	7
Balance as of March 31, 2023	$12

As of March 31, 2023 and December 31, 2022, the Company maintains letters of credit of $3.5 million and $3.5 million, respectively, related to its lease arrangements, which are secured by money market accounts in accordance with certain of its lease agreements. The amounts are recorded at fair value using Level 1 inputs and included as restricted cash in the condensed consolidated balance sheets.
The Company believes the carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these accounts
4.    Stockholders’ Equity
(a)    At-The-Market Offering
On November 10, 2020, the Company entered into a sales agreement (the “2020 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $50.0 million. Through December 31, 2021, the Company issued an aggregate of 1,482,343 shares of common stock pursuant to the 2020 Sales Agreement at a weighted average purchase price of $30.05, net of $1.6 million in issuance costs resulting in net proceeds to the Company of approximately $42.9 million. During 2022, the Company did not issue or sell any shares of common stock pursuant to the 2020 Sales Agreement. For the three months ended March 31, 2023, the Company issued an aggregate of 107,451 shares of common stock pursuant to the 2020 Sales Agreement at a weighted average purchase price of $3.68 resulting in aggregate gross proceeds of approximately $0.4 million, reduced by $0.1 million in issuance costs, resulting in net proceeds to the Company of approximately $0.3 million. As of March 31, 2023, $5.1 million is available pursuant to the 2020 Sales Agreement.

On August 8, 2022, the Company entered into a second sales agreement (the “2022 Sales Agreement”) with Cowen relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $75.0 million under a second at-the-market offering program. For the three months ended March 31, 2023, the Company did not issue any shares pursuant to the 2022 Sales Agreement.
(b)    Warrants
SPAC Warrants
The Company previously issued a total of 14,936,250 SPAC warrants (the "SPAC Warrants") to purchase common stock in public and private placement offerings, which were consummated on June 23, 2017. As part of the public offering, the Company issued 14,375,000 warrants (the "Public SPAC Warrants") and, as part of the private placement offering, the Company issued 561,250 warrants (the "Private SPAC Warrants"). The SPAC Warrants have a five-year life from the date the Business Combination was consummated, and every four SPAC Warrants entitle the holder to purchase one whole share of common stock at an exercise price of $23.00 per whole share.
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
In 2021, a total of 12,120,397 SPAC Warrants were exercised, resulting in the Company’s issuance of 3,030,092 shares of common stock and the receipt of $69.7 million in gross proceeds. Outstanding SPAC Warrants totaled 2,815,853 as of March 31, 2023 and December 31, 2022. Private SPAC Warrants that were still owned by the original holder totaled 80,350 as of March 31, 2023 and December 31, 2022.

Placement Agent Warrants
In connection with several of DermTech Operations’ financings that took place between 2015 and 2018, DermTech Operations engaged a registered placement agent to assist in marketing and selling common and preferred units. From 2015 to 2016, DermTech Operations issued 168,522 seven-year warrants to purchase one share of common stock each at an exercise price of $8.68 per share. From 2016 to 2018, DermTech Operations issued 72,658 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share. In 2020, the Company issued 15,724 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share in connection with the Company’s 2018 bridge note financing. Outstanding placement agent warrants totaled 4,510 as of March 31, 2023 and December 31, 2022.
(c)    Stock-Based Compensation
Stock-based compensation expense for employee options, RSUs, the purchase rights issued under the DermTech, Inc. 2020 Employee Stock Purchase Plan, as amended (the “2020 ESPP”), and consultant options was recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$412	$335
Sales and marketing	1,508	1,188
Research and development	561	768
General and administrative	2,255	1,603
Total stock-based compensation	$4,736	$3,894
The total compensation cost related to non-vested awards not yet recognized as of March 31, 2023 was $31.7 million, which is expected to be recognized over a weighted average term of 2.18 years.
5.    Contingencies
Legal Proceedings
From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
6.    Related Party Transactions
During 2022 and 2023, the Company engaged EVERSANA Life Science Services, LLC and its subsidiary Intouch Group, LLC (collectively, “EVERSANA”) to provide certain marketing services to the Company. Leana Wood, the spouse of Todd Wood, the Company’s Chief Commercial Officer, is an employee of EVERSANA. The Company incurred $0.5 million and $0.7 million in costs for the three months ended March 31, 2023 and 2022, respectively. Amounts due to EVERSANA were $0.5 million and $0.3 million as of March 31, 2023 and December 31, 2022, respectively.
There were no other related party transactions identified during the three months ended March 31, 2023 and 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Discussion and Analysis of Financial Condition and Results of Operations of DermTech, Inc. (together with its subsidiaries, “DermTech,” “we,” “us,” “our” or the “Company”) should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, (the “SEC”) on March 2, 2023.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are intended to be covered by the “safe harbor” created by those sections. All statements, other than statements of historical facts, contained in this report, including statements regarding DermTech’s or its management’s intentions, beliefs, expectations and strategies for the future, are forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” "might," “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential,” “could,” “would,” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this report, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward-looking statements. The risks and uncertainties that could cause actual results to differ materially are more fully described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
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

Events, Trends and Uncertainties
The DMT without the additional test for the presence of telomerase reverse transcriptase gene driver mutations (“TERT”) (formerly known as PLAplus) became eligible for Medicare reimbursement on February 10, 2020. Each reference to the DMT in this paragraph refers only to the DMT without the add-on test for TERT. In late October 2019, the American Medical Association provided us with a Proprietary Laboratory Analyses Code (“PLA Code”). Pricing of $760 for the PLA Code was published on December 24, 2019 as part of the Clinical Laboratory Fee Schedule for 2020. The final Local Coverage Determination (“LCD”) expanded the coverage proposal in the draft LCD from one to two tests per date of service, and it allows clinicians to order the DMT if they have sufficient skill and experience to decide whether a pigmented lesion should be biopsied. Our local Medicare Administrative Contractor, Noridian, has issued its own LCD (“Noridian’s LCD”) announcing coverage of the DMT. Even though the effective date of Noridian’s LCD was June 7, 2020, Noridian began reimbursing us for the DMT as of February 10, 2020. With Medicare coverage granted, we have the opportunity to approach commercial payors, and, as a result, we believe that the DMT may generate significant revenues in the future. No LCD currently covers the optional add-on test for TERT available to those ordering the DMT.
Despite the grant of Medicare coverage for the DMT (without the add-on test for TERT), uncertainty surrounds commercial payor reimbursement, including governmental and commercial payors, of any test incorporating new technology, including tests developed using our technologies. Because each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse our tests, seeking payor approvals is a time-consuming and costly process. We cannot be certain that coverage for our current tests and our planned tests will be provided in the future by additional commercial payors or that existing policy decisions or reimbursement levels will remain in place or be fulfilled under existing terms and provisions. If we cannot obtain or maintain coverage and reimbursement from private and governmental payors, such as Medicare and Medicaid, for our current tests, or new tests or test enhancements, our ability to generate revenues could be limited. This may have a material adverse effect on our business, financial condition, results of operation and cash flows.
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
Supply Chain and Inflationary Environment
Global supply chain disruptions and the higher inflationary environment have resulted in higher prices, which could impact our liquidity, business, financial condition and results of operations.
Financial Overview
Revenue
We generate revenue through laboratory services that are billed to Medicare, private medical insurance companies and pharmaceutical companies who order our laboratory services, which can include sample collection kits, test development, patient segmentation and stratification, genomic analysis, data analysis and reporting. Our revenue is generated from two revenue streams: test revenue and contract revenue. Test revenue can be highly variable as it is based on payments received by government and private insurance payors that are and are not under contract and can vary based on patient insurance coverage, deductibles and co-pays. As much of our test revenue is driven by the samples that are sent by physicians to our central lab for testing, a key performance measure for us is samples that are received and processed by our central lab successfully, also known as billable samples. We are currently prioritizing volume in geographies where we have payer coverage versus overall volume growth as one factor to potentially increase average selling price and help preserve our cash runway. We recently stopped testing samples from pediatric patients and certain Fitzpatrick skin types based on guidance from our lab accrediting organization. We are working on a plan to reintroduce testing for these cohorts with extremely low prevalence of melanoma. Based on these factors, we expect test volumes in 2023 to be affected.

Our laboratory services are ordered by customers on projects that may span over several years, which makes our contract revenue highly variable. Segments of these contracts may be increased, delayed or eliminated based on the success of our customers’ clinical trials or other factors.
Operating Expenses
Sales and Marketing Expenses
Sales and marketing expenses are primarily related to our specialty field sales force, market research, reimbursement efforts, conference attendance, public relations, advertising and general marketing.
Research and Development Expenses
Our research and development ("R&D") expenses consist primarily of salaries and fringe benefits, clinical trials, consulting costs, facilities costs, laboratory costs, equipment expense and depreciation. We also conduct clinical trials to validate the performance characteristics of our tests and to show medical cost benefit in support of our reimbursement efforts.
General and Administrative Expenses
Our general and administrative expenses consist of senior management compensation, consulting, legal, billing and collections, human resources, information technology, accounting, insurance, and general business expenses.
Financing Activities
2020 At-The-Market Offering
On November 10, 2020, the Company entered into a sales agreement with Cowen and Company, LLC ("Cowen") relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $50.0 million (the "2020 Sales Agreement"). Through December 31, 2021, the Company issued an aggregate of 1,482,343 shares of common stock pursuant to the 2020 Sales Agreement at a weighted average purchase price of $30.05, net of $1.6 million in issuance costs resulting in net proceeds to the Company of approximately $42.9 million. During 2022, the Company did not issue or sell any shares of common stock pursuant to the 2020 Sales Agreement. For the three months ended March 31, 2023, the Company issued an aggregate of 107,451 shares of common stock pursuant to the 2020 Sales Agreement at a weighted average purchase price of $3.68 resulting in net proceeds of approximately $0.3 million. As of March 31, 2023, $5.1 million is available pursuant to the 2020 Sales Agreement.
2022 At-The-Market Offering
On August 8, 2022, the Company entered into a sales agreement with Cowen relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $75.0 million (the "2022 Sales Agreement"). The Company did not issue or sell any shares of common stock pursuant to the 2022 Sales Agreement during 2022 nor the first quarter of 2023.

Results of Operations
Three Months Ended March 31, 2023 and March 31, 2022

(In thousands, except per share amounts and billable test revenue samples)	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenues:
Test revenue	$3,425	$3,518	$(93)	(3)%
Contract revenue	52	200	(148)	(74)%
Total revenues	3,477	3,718	(241)	(6)%
Cost of revenues:
Cost of test revenue	3,791	3,530	261	7%
Cost of contract revenue	30	24	6	25%
Total cost of revenues	3,821	3,554	267	8%
Gross (loss) profit	(344)	164	(508)	*
Gross (loss) profit as a percent of total revenue	(10)%	4%
Operating expenses:
Sales and marketing	15,417	15,443	(26)	—%
Research and development	4,409	6,338	(1,929)	(30)%
General and administrative	11,875	8,574	3,301	39%
Total operating expenses	31,701	30,355	1,346	4%
Loss from operations	(32,045)	(30,191)	(1,854)	6%
Other income/(expense):
Interest income, net	782	66	716	*
Change in fair value of warrant liability	(7)	17	(24)	*
Total other income	775	83	692	*
Net loss	$(31,270)	$(30,108)	$(1,162)	4%
Basic and diluted net loss per share	$(1.02)	$(1.01)	$(0.01)	1%

Other Operating Data:
Billable test revenue samples	17,800	14,370	3,430	24%
* Absolute value percentage change greater than 100

Revenue

Test Revenue
Test revenues decreased $0.1 million, or 3%, to $3.4 million for the three months ended March 31, 2023 compared to $3.5 million for the three months ended March 31, 2022. The decrease in test revenues was primarily driven by a decrease in average selling price, partially offset by increased billable sample volume. Billable samples increased to approximately 17,800 for the three months ended March 31, 2023 compared to approximately 14,370 for the three months ended March 31, 2022. Sample volume is dependent on two major factors: the number of clinicians who order a test in any given quarter and the number of tests ordered by each clinician during the period. The number of ordering clinicians and the utilization per clinician can vary based on a number of factors, including the types of skin cancer conditions presented to clinicians, clinician reimbursement, office workflow, market awareness, clinician education and other factors.
Contract Revenue
Contract revenues with pharmaceutical companies decreased $0.1 million, or 74%, to $0.1 million for the three months ended March 31, 2023, compared to $0.2 million for the three months ended March 31, 2022. Contract revenues can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors.

Cost of Revenue
Cost of revenues increased $0.3 million, or 8%, to $3.8 million for the three months ended March 31, 2023 compared to $3.6 million for the three months ended March 31, 2022. The increase was largely attributable to a higher billable sample volume in 2023, higher overhead costs, one-time moving costs pertaining to our new facility, partially offset by streamlined laboratory processes. As of March 31, 2023, a large portion of the costs of revenue are fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. The variable cost of revenue expenses incurred primarily relate to compensation-related costs for our laboratory scientists and technicians, laboratory supplies, shipping costs and Smart Sticker collection kits. We remain committed to continuing the automation of our laboratory processes in order to become more cost efficient and productive.
Operating Expenses
Sales and Marketing
Sales and marketing expenses were flat at $15.4 million for the three months ended March 31, 2023 and $15.4 million for the three months ended March 31, 2022.
Research and Development
R&D expenses decreased $1.9 million, or 30%, to $4.4 million for the three months ended March 31, 2023 compared to $6.3 million for the three months ended March 31, 2022. The decrease was due to lower compensation costs from reduced headcount, lower lab supply spending and lower clinical study costs.
General and Administrative
General and administrative expenses increased $3.3 million, or 39%, to $11.9 million for the three months ended March 31, 2023 compared to $8.6 million for the three months ended March 31, 2022. The increase was primarily due to higher overhead from our new facility and higher employee compensation related costs as we added infrastructure such as information technology, legal and billing resources throughout 2022.
Interest Income, net
Interest income, net of $0.8 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, consists primarily of interest earned on our short-term marketable securities.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability for the three months ended March 31, 2023 was a loss of $7,000 compared to a gain of $17,000 for the three months ended March 31, 2022. The change in fair value of warrant liability is calculated by adjusting the value of the outstanding Private SPAC Warrants held by original holders to the current market value at each reporting period.
Liquidity and Capital Resources
We have never been profitable and have historically incurred substantial net losses, including net losses of $116.7 million for the twelve months ended December 31, 2022 and $31.3 million for the three months ended March 31, 2023. As of March 31, 2023, our accumulated deficit was $354.3 million. At the end of 2020, throughout 2021 and the first quarter of 2023, we raised approximately $44.9 million in gross proceeds facilitated through our at-the-market offering. In addition, we completed an underwritten public offering in January 2021, which raised a total of $143.7 million in gross proceeds. We have historically financed operations through private placement and public equity offerings.
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

As of March 31, 2023, our cash and cash equivalents totaled approximately $48.4 million and short-term marketable securities totaled approximately $56.3 million. Based on our current business operations, we believe our current cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. While we believe we have enough capital to fund anticipated operating costs for at least the next 12 months, we expect to incur significant additional operating losses over at least the next several years. We anticipate that we will raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements in order to support our planned operations and to continue developing and commercializing genomic tests. We may also consider raising additional capital in the future to expand our business and to pursue strategic investments. Our present and future funding requirements will depend on many factors, including:
•our revenue growth rate and ability to generate cash flows from operating activities;
•our sales and marketing and R&D activities;
•effects of competing technological and market developments;
•costs of and potential delays in product development;
•changes in regulatory oversight applicable to our tests; and
•timing of and costs related to future international expansion.
There can be no assurances as to the availability of additional financing or the terms upon which additional financing may be available to us. If we are unable to obtain sufficient funding at acceptable terms, we may be forced to significantly curtail our operations, and lack of sufficient funding may have a material adverse impact on our ability to continue as a going concern.
Cash Flow Analysis

(amounts in thousands)	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(22,028)	$(24,823)
Net cash used in investing activities	(8,194)	(7,533)
Net cash provided by financing activities	916	527

Net cash used in operating activities for the three months ended March 31, 2023 totaled $22.0 million, primarily driven by the $31.3 million net loss, offset partially by non-cash related items, including $4.7 million in stock-based compensation, $1.2 million in amortization of operating lease ROU assets and $0.5 million in depreciation. In addition, we had a net cash inflow of $2.9 million through net changes in working capital balances driven primarily by cash inflows of $0.5 million due to decreases in accounts receivable, $1.6 million through the decrease of prepaid expenses and other current assets and $1.3 million through the increase accrued liabilities, partially offset by cash outflows of $0.3 million from the increase in accrued compensation and $0.7 million from the increase in accounts payable.
Net cash used in investing activities for the three months ended March 31, 2023 totaled $8.2 million, which related to the outflow from the purchase of $16.5 million of marketable securities and $0.8 million from the purchase of equipment offset by the inflow from the sales and maturities of marketable securities of $9.0 million. Additional laboratory equipment investment will be needed to install complex automation systems and other genomic testing equipment needed to expand testing capacity.
Net cash provided by financing activities for the three months ended March 31, 2023 totaled $0.9 million, which was driven primarily by $0.6 million in proceeds from contributions to the 2020 ESPP.
Off-Balance Sheet Arrangements
As of March 31, 2023, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Significant Judgments and Estimates
Critical accounting policies, significant judgments and estimates are those that we believe are most important for the portrayal of the Company’s financial condition and results and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Recent Accounting Pronouncements
See Item 1 of Part I, Note 1(h) of the condensed consolidated financial statements herein.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information required under this item.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective as of such date for this purpose.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitation on Effectiveness of Controls
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently a party to any material legal proceedings.
Item 1A. Risk Factors.
There have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 6. Exhibits.
The following documents are filed as part of this Form 10-Q.

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended		10-Q	001-38118	11/10/20
3.2	Bylaws of the Company		10-K	001-38118	3/11/20
10.1*	Transition Agreement, by and between the Company and John Dobak, dated March 1, 2023	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL.	X
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

DermTech, Inc.

Date: May 4, 2023	By:	/s/ John Dobak
John Dobak, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Kevin Sun
Kevin Sun
Chief Financial Officer (Principal Financial and Accounting Officer)