Form 10-Q
period 2023-06-30
DermTech, Inc.
filed 2023-08-03
CIK 1651944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2023, the registrant had 33,679,086 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DERMTECH, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$42,790	$77,757
Short-term marketable securities	43,406	48,411
Accounts receivable	3,865	4,172
Inventory	1,352	1,757
Prepaid expenses and other current assets	2,329	3,940
Total current assets	93,742	136,037
Property and equipment, net	6,074	6,375
Operating lease right-of-use assets	53,791	56,007
Restricted cash	3,467	3,488
Other assets	—	168
Total assets	$157,074	$202,075
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,324	$2,419
Accrued compensation	7,387	7,894
Accrued liabilities	3,695	3,464
Short-term deferred revenue	295	109
Current portion of operating lease liabilities	2,246	1,634
Current portion of finance lease obligations	67	116
Total current liabilities	16,014	15,636
Warrant liability	6	5
Long-term finance lease obligations, less current portion	46	53
Operating lease liabilities, long-term	52,931	54,028
Total liabilities	68,997	69,722
Stockholders’ equity:
Common stock, $0.0001 par value per share; 100,000,000 and 50,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 33,408,810 and 30,297,408 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	473,855	456,171
Accumulated other comprehensive loss	(101)	(774)
Accumulated deficit	(385,680)	(323,047)
Total stockholders’ equity	88,077	132,353
Total liabilities and stockholders’ equity	$157,074	$202,075
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Test revenue	$3,565	$4,147	$6,990	$7,665
Contract revenue	415	86	467	286
Total revenues	3,980	4,233	7,457	7,951
Cost of revenues:
Cost of test revenue	3,909	3,236	7,700	6,766
Cost of contract revenue	63	37	93	61
Total cost of revenues	3,972	3,273	7,793	6,827
Gross profit/(loss)	8	960	(336)	1,124
Operating expenses:
Sales and marketing	13,033	15,001	28,450	30,444
Research and development	3,887	6,915	8,296	13,253
General and administrative	15,220	8,878	27,095	17,452
Total operating expenses	32,140	30,794	63,841	61,149
Loss from operations	(32,132)	(29,834)	(64,177)	(60,025)
Other income/(expense):
Interest income, net	763	149	1,545	215
Change in fair value of warrant liability	6	105	(1)	122
Total other income	769	254	1,544	337
Net loss	$(31,363)	$(29,580)	$(62,633)	$(59,688)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	31,791,736	29,964,849	31,177,886	29,904,972
Net loss per share of common stock outstanding, basic and diluted	$(0.99)	$(0.99)	$(2.01)	$(2.00)
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(31,363)	$(29,580)	$(62,633)	$(59,688)
Unrealized net gain/(loss) on marketable securities and cash equivalents	188	(171)	673	(741)
Comprehensive loss	$(31,175)	$(29,751)	$(61,960)	$(60,429)
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2022	30,297,408	$3	$456,171	$(774)	$(323,047)	$132,353
Issuance of common stock at a weighted average price of $3.68 through at-the-market offering, net of $0.1 million issuance costs	107,451	—	270	—	—	270
Issuance of common stock from option exercises and RSU releases	510,027	—	92	—	—	92
Issuance of common stock from Employee Stock Purchase Plan	174,025	—	576	—	—	576
Unrealized net gain on available-for-sale marketable securities and cash equivalents	—	—	—	485	—	485
Stock-based compensation	—	—	4,736	—	—	4,736
Net loss	—	—	—	—	(31,270)	(31,270)
Balance, March 31, 2023	31,088,911	$3	$461,845	$(289)	$(354,317)	$107,242
Issuance of common stock at a weighted average price of $2.62 through at-the-market offering, net of $0.1 million in issuance costs	1,759,210	—	4,495	—	—	4,495
Issuance of common stock from RSU releases	560,689	—	—	—	—	—
Unrealized net gain on available-for-sale marketable securities and cash equivalents	—	—	—	188	—	188
Stock-based compensation	—	—	7,515	—	—	7,515
Net loss	—	—	—	—	(31,363)	(31,363)
Balance, June 30, 2023	33,408,810	$3	$473,855	$(101)	$(385,680)	$88,077

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2021	29,772,922	$3	$436,183	$(124)	$(206,364)	$229,698
Issuance of common stock from option exercises and RSU releases	109,275	—	40	—	—	40
Issuance of common stock from warrant exercises	11,101	—	12	—	—	12
Issuance of common stock from Employee Stock Purchase Plan	47,339	—	515	—	—	515
Unrealized net loss on available-for-sale marketable securities	—	—	—	(570)	—	(570)
Stock-based compensation	—	—	3,894	—	—	3,894
Net loss	—	—	—	—	(30,108)	(30,108)
Balance, March 31, 2022	29,940,637	$3	$440,644	$(694)	$(236,472)	$203,481
Issuance of common stock from option exercises and RSU releases	88,591	—	—	—	—	—
Issuance of common stock from warrant exercises	9,219	—	10	—	—	10
Unrealized net loss on available-for-sale marketable securities	—	—	—	(171)	—	(171)
Stock-based compensation	—	—	4,837	—	—	4,837
Net loss	—	—	—	—	(29,580)	(29,580)
Balance, June 30, 2022	30,038,447	$3	$445,491	$(865)	$(266,052)	$178,577
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(62,633)	$(59,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	936	766
Change in fair value of warrant liability	1	(122)
Amortization of operating lease right-of-use assets	2,216	1,109
Stock-based compensation	12,251	8,731
Amortization of premiums, net of accretion of discounts on marketable securities	(202)	283
Loss on disposal of equipment	13	285
Changes in operating assets and liabilities:
Accounts receivable	307	(2,115)
Inventory	405	(952)
Prepaid expenses and other current assets	1,779	483
Operating lease liabilities	(485)	(654)
Accounts payable, accrued liabilities and deferred revenue	690	(53)
Accrued compensation	(507)	2,698
Net cash used in operating activities	(45,229)	(49,229)
Cash flows from investing activities:
Purchases of marketable securities	(25,568)	(20,171)
Sales and maturities of marketable securities	31,448	14,139
Purchases of property and equipment	(1,016)	(1,360)
Net cash provided by/(used in) investing activities	4,864	(7,392)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with at-the-market offering, net	4,765	—
Proceeds from exercise of common stock warrants	—	22
Proceeds from exercise of stock options	92	40
Proceeds from contributions to the Employee Stock Purchase Plan	576	515
Principal repayments of finance lease obligations	(56)	(60)
Net cash provided by financing activities	5,377	517
Net decrease in cash, cash equivalents and restricted cash	(34,988)	(56,104)
Cash, cash equivalents and restricted cash, beginning of period	81,245	179,907
Cash, cash equivalents and restricted cash, end of period	$46,257	$123,803

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$42,790	$120,333
Restricted cash	3,467	3,470
Total cash, cash equivalents and restricted cash	$46,257	$123,803

Supplemental cash flow information:
Cash paid for interest on finance lease obligations	$2	$7
Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment recorded in accounts payable	$78	$11
Right-of-use assets obtained in exchange for lease obligations	$—	$17,059
Property and equipment acquired under finance leases	$—	$48
Change in unrealized net gains/(losses) on available-for-sale marketable securities and cash equivalents	$673	$(741)
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
The Company is a molecular diagnostic company developing and marketing its Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) laboratory services including molecular pathology tests to facilitate the diagnosis of melanoma and management of skin cancer. The Company has developed a proprietary, non-invasive technique for sampling the surface layers of the skin using an adhesive patch called the DermTech Smart Sticker™ (the “Smart Sticker”) in order to collect individual biological information for commercial applications in the medical diagnostic field.
The Company has incurred operating losses since inception and has an accumulated deficit of $385.7 million at June 30, 2023. As of June 30, 2023, cash and cash equivalents totaled approximately $42.8 million and short-term marketable securities totaled approximately $43.4 million. The Company's transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The timing and amount of the Company's actual expenditures will be based on many factors, including cash flows from operations and the potential growth of our business. The Company may be required to further reduce operating expenses, which could have an adverse impact its ability to achieve intended business objectives. The Company's management believes that currently available resources will provide sufficient funds to meet operating plans for at least the next twelve months from the issuance of our unaudited condensed consolidated financial statements. Considering the restructuring activities (Note 5) implemented in June 2023, the Company believes it has enough capital to fund anticipated operating costs for at least the next twelve months. The Company anticipates that it will need to raise additional capital in order to support its planned operations and to continue developing and commercializing genomic tests.
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
The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2023, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
Test Revenue
The Company generates revenues from its DermTech Melanoma Test or “DMT” which may consist at the option of the ordering clinician of either (i) the DMT or (ii) the DMT with TERT test, which assists a clinician’s diagnosis of melanoma in patients. The Company provides prescribing clinicians with its Smart Sticker to perform non-invasive skin biopsies of clinically ambiguous pigmented skin lesions on patients. The Company also offers clinicians a telemedicine solution where they can request the Smart Sticker collection kit be sent to the patient’s home for a clinician-guided remote sample collection of ambiguous pigmented skin lesions. A patient can also initiate the process by downloading the Company’s telemedicine app, DermTech Connect, which uses store-and-forward technology to allow the patient to take a picture of a suspicious lesion with their phone and have the picture reviewed by an independent clinician who is subscribing to the DermTech Connect platform to assess the suspicious lesion, and if medically necessary, order a DMT and send a collection kit to the patient. The DermTech Connect app and telemedicine service are currently available in most states where permitted by law and applicable standards of practice guidelines. Once the sample is collected by the patient via the telemedicine solution or by a healthcare clinician in person, it is returned to the Company’s CLIA laboratory for analysis. The patient’s ribonucleic acid (“RNA”) and deoxyribonucleic acid (“DNA”) are extracted from the Smart Sticker and analyzed using gene expression and sequencing technology to determine if the pigmented skin lesion contains certain genomic features indicative of melanoma. Upon completion of the gene expression analysis, test results are provided to the clinician indicating whether the sample collected is indicative of melanoma or not.

The Company periodically updates its estimate of the variable consideration recognized for previously delivered performance obligations. These updates resulted in a decrease of $0.3 million and $0.7 million in revenue for the three and six months ended June 30, 2023, respectively, and an additional $0.1 million and $8,000 in revenue for the three and six months ended June 30, 2022, respectively. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements.
Contract Revenue
Contract revenue is generated from the sale of laboratory services and Smart Stickers to third-party companies through contract research agreements. Revenues are generated from providing gene expression services to facilitate the development of drugs designed to treat dermatologic conditions. The provision of gene expression services may include sample collection using the Company’s Smart Sticker, assay development for research partners and RNA extraction, isolation, expression, amplification and detection, including data analysis and reporting. Contract revenue can be highly variable in any period as it is closely linked to the clinical trial progress of the Company’s biopharma customers.
(a) Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Test Revenue
DermTech Melanoma Test	$3,565	$4,147	$6,990	$7,665
Contract Revenue
Adhesive patch kits	388	38	424	104
RNA extractions	14	—	16	110
Project management fees	13	48	27	72
Total revenues	$3,980	$4,233	$7,457	$7,951
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
The Company records a deferred revenue liability if a customer pays consideration before the Company transfers a good or service to the customer. Deferred revenue primarily represents upfront milestone payments, for which consideration is received prior to when goods/services are completed or delivered. Upfront fees that are estimated to be recognized as revenue more than one year from the date of collection are classified as long-term deferred revenue. Short-term deferred revenue as of June 30, 2023 and December 31, 2022 was $0.3 million and $0.1 million, respectively. As of December 31, 2022, the Company reclassified $1.0 million of short-term deferred revenue to accrued liabilities for a customer refund obligation in connection with cancellation of future services.
Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing agreements. For agreements that have an original duration of one year or less, the Company has elected the practical expedient applicable to such agreements and does not disclose the remaining performance obligations at the end of each reporting period. As of June 30, 2023, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed agreements with an original duration of one year or more was immaterial.

(f)    Accounts Receivable
Test Accounts Receivable
Due to the nature of the Company’s test revenue, it can take a significant amount of time to collect upon billed tests. The Company prepares an analysis on reimbursement collections and data obtained for each financial reporting period to determine the amount of receivables to be recorded relating to tests performed in the applicable period. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Adjustments for implicit price concessions attributable to variable consideration are incorporated into the measurement of the accounts receivable balances. The Company recorded $3.5 million and $4.1 million of net test accounts receivable as of June 30, 2023 and December 31, 2022, respectively.
Contract Accounts Receivable
Contract accounts receivable are recorded at the net invoice value and are not interest bearing. The Company reserves specific receivables if collectability is no longer reasonably assured, and, as of June 30, 2023, the Company did not maintain any reserves over contract receivables as they relate to large established credit worthy customers. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company recorded $0.4 million and $0.1 million of contract accounts receivable as of June 30, 2023 and December 31, 2022, respectively.
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
Outstanding anti-dilutive securities not included in diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares issuable upon exercise of common stock warrants	709	714	709	714
Shares issuable upon exercise of stock options	1,921	1,758	1,921	1,758
Shares issuable upon the release of restricted stock units	3,562	2,912	3,562	2,912
	6,192	5,384	6,192	5,384
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

2.    Balance Sheet Details
Short-Term Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of debt securities classified as available-for-sale securities by major security type and class of security as of June 30, 2023 were as follows (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Short-term marketable securities, available-for-sale:
Corporate debt securities	$10,048	$—	$(78)	$9,970
U.S. government debt securities	33,524	99	(187)	33,436
Total short-term marketable securities, available-for-sale	$43,572	$99	$(265)	$43,406
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
As of June 30, 2023, the estimated market value of debt securities with contractual maturities of less than twelve months was $40.8 million; the remaining debt securities that the Company held at that date had an estimated market value of $2.6 million and contractual maturities of up to 18 months. As of December 31, 2022, the estimated market value of debt securities with contractual maturities of less than twelve months was $40.2 million; the remaining debt securities that the Company held at that date had an estimated market value of $8.2 million and contractual maturities of up to 23 months.
The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. It was determined that no credit losses existed as of June 30, 2023 or December 31, 2022 because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. Gross realized gains and losses on the Company’s debt securities for the three and six months ended June 30, 2023 and 2022 were not significant.

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2023 aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	June 30, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-term marketable securities, available-for-sale:
Corporate debt securities	$9,379	$(73)	$591	$(5)	$9,970	$(78)
U.S. government debt securities	16,974	(168)	1,964	(19)	18,938	(187)
Total short-term marketable securities, available-for-sale	$26,353	$(241)	$2,555	$(24)	$28,908	$(265)
The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-term marketable securities, available-for-sale:
Corporate debt securities	$6,533	$(105)	$5,503	$(131)	$12,036	$(236)
Municipal securities	—	—	992	(8)	992	(8)
U.S. government debt securities	10,907	(196)	19,026	(372)	29,933	(568)
Total short-term marketable securities, available-for-sale	$17,440	$(301)	$25,521	$(511)	$42,961	$(812)
Prepaid Expenses and Property and Equipment, Net
Condensed consolidated balance sheet details are as follows (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses and other current assets:
Prepaid expenses	$1,513	$3,207
Other current assets	816	733
Total prepaid expenses and other current assets	$2,329	$3,940
Property and equipment, gross:
Laboratory equipment	$6,305	$6,250
Computer equipment	853	872
Furniture and fixtures	1,247	913
Leasehold improvements	597	1,344
Total property and equipment, gross	9,002	9,379
Less accumulated depreciation	(2,928)	(3,004)
Total property and equipment, net	$6,074	$6,375

Accrued Compensation and Accrued Liabilities
Condensed consolidated balance sheet details are as follows (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation:
Accrued bonus and commissions	$3,778	$3,257
Accrued salaries and wages	3,609	4,637
Total accrued compensation	$7,387	$7,894
Accrued liabilities:
Accrued consulting services	$309	$894
Customer refund liability	980	980
Restructuring liability	1,730	—
Other accrued expenses	676	1,590
Total accrued liabilities	$3,695	$3,464

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
The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market	$17,577	$—	$—	$17,577
U.S. government debt securities	—	10,227	—	10,227
Total cash equivalents	17,577	10,227	—	27,804
Marketable securities, available for sale:
Corporate debt securities	—	9,970	—	9,970
U.S. government debt securities	—	33,436	—	33,436
Total marketable securities, available for sale	—	43,406	—	43,406
Total assets measured at fair value on a recurring basis	$17,577	$53,633	$—	$71,210

Liabilities:
Warrant liability	$—	$—	$6	$6
Total liabilities measured at fair value on a recurring basis	$—	$—	$6	$6

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
The following assumptions were used to calculate the fair value of the Company’s warrant liability using the Black-Scholes-Merton valuation model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Assumed risk-free interest rate	5.40%	2.96%	4.35% - 5.40%	2.37% - 2.96%
Assumed volatility	133.99%	96.21%	123.28% - 133.99%	92.77% - 96.21%
Expected term	1.17 years	2.17 years	1.17 - 1.42 years	2.17 - 2.42 years
Expected dividend yield	—	—	—	—

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities (in thousands):

Balance as of December 31, 2022	$5
Change in fair value of warrant liability	7
Balance as of March 31, 2023	$12
Change in fair value of warrant liability	(6)
Balance as of June 30, 2023	$6
As of June 30, 2023 and December 31, 2022, the Company maintains letters of credit of $3.5 million and $3.5 million, respectively, related to its lease arrangements, secured by cash of June 30, 2023 and money market accounts as of December 31, 2022, in accordance with certain of its lease agreements. The amounts are recorded at fair value using Level 1 inputs and included as restricted cash in the condensed consolidated balance sheets.
The Company believes the carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these accounts.
4.    Stockholders’ Equity
(a)    Common Stock

On June 2, 2023, the Company filed an amendment to its Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of Delaware to increase the authorized number of shares of common stock of the Company from 50,000,000 to 100,000,000 shares (the “Amended Certificate”). The Amended Certificate was approved by the Company’s stockholders at the 2023 Annual Meeting.
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

During the three months ended June 30, 2023, the Company issued an aggregate of 1,759,210 shares of common stock pursuant to the 2020 Sales Agreement at a weighted average purchase price of $2.62 resulting in aggregate gross proceeds of approximately $4.6 million, reduced by $0.1 million issuance costs, resulting in net proceeds to the Company of approximately $4.5 million. For the six months ended June 30, 2023, the Company issued an aggregate of 1,866,661 shares of common stock pursuant to the 2020 Sales Agreement at a weighted average purchase price of $2.68 resulting in aggregate gross proceeds of approximately $5.0 million, reduced by $0.2 million in issuance costs, resulting in net proceeds to the Company of approximately $4.8 million. As of June 30, 2023, $0.5 million is available pursuant to the 2020 Sales Agreement.

On August 8, 2022, the Company entered into a second sales agreement (the “2022 Sales Agreement”) with Cowen relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $75.0 million under a second at-the-market offering program. For the three and six months ended June 30, 2023, the Company did not issue any shares pursuant to the 2022 Sales Agreement.

(c)    Warrants
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
In 2021, a total of 12,120,397 SPAC Warrants were exercised, resulting in the Company’s issuance of 3,030,092 shares of common stock and the receipt of $69.7 million in gross proceeds. Outstanding SPAC Warrants totaled 2,815,853 as of June 30, 2023 and December 31, 2022. Private SPAC Warrants that were still owned by the original holder totaled 80,350 as of June 30, 2023 and December 31, 2022.
Placement Agent Warrants
In connection with several of DermTech Operations’ financings that took place between 2015 and 2018, DermTech Operations engaged a registered placement agent to assist in marketing and selling common and preferred units. From 2015 to 2016, DermTech Operations issued 168,522 seven-year warrants to purchase one share of common stock each at an exercise price of $8.68 per share. From 2016 to 2018, DermTech Operations issued 72,658 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share. In 2020, the Company issued 15,724 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share in connection with the Company’s 2018 bridge note financing. Outstanding placement agent warrants totaled 4,510 as of June 30, 2023 and December 31, 2022.
(d)    Stock-Based Compensation
Stock-based compensation expense for employee options, RSUs, the purchase rights issued under the DermTech, Inc. 2020 Employee Stock Purchase Plan, as amended (the “2020 ESPP”), and consultant options was recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$435	$298	$847	$633
Sales and marketing	1,548	1,067	3,056	2,528
Research and development	676	1,330	1,237	1,825
General and administrative	4,856	2,142	7,111	3,745
Total stock-based compensation	$7,515	$4,837	$12,251	$8,731

The total compensation cost related to non-vested awards not yet recognized as of June 30, 2023 was $31.2 million, which is expected to be recognized over a weighted average term of 2.43 years.

Departure of Former Chief Executive Officer
Stock-based compensation expense for the three and six months ended June 30, 2023 includes accelerated expense of $2.9 million and $3.0 million, respectively, in connection with the transition agreement dated March 1, 2023, between the Company and its former Chief Executive Officer, John Dobak, M.D. (the "Transition Agreement"). The accelerated expense is included within general and administrative expenses in the condensed consolidated statement of operations.
Dr. Dobak resigned from his position as Chief Executive Officer and member of the board of directors of the Company (the "Board") effective May 8, 2023 and agreed to serve as a consultant to the Company on an as needed basis until January 1, 2024. The terms of the Transition Agreement allow for continuing vesting of Dr. Dobak's equity awards through the end of the consulting period on January 1, 2024. At the termination of the consulting period, consistent with Dr. Dobak's change of control and severance plan, he will immediately receive an additional 10 months vesting of equity awards and the period to exercise his vested stock options will be increased from 90 days to 12 months.
The Company assessed the consulting services under the Transition Agreement as nonsubstantive pursuant to ASC 718, Compensation – Stock Compensation (ASC 718) and recognized all stock-based compensation expense related to Dr. Dobak's equity awards vesting in connection with the Transition Agreement upon his resignation.
5.    Commitments and Contingencies
Restructuring Plan

On June 26, 2023, the Board approved a restructuring plan (the “Restructuring Plan”) to prioritize growth opportunities for the DMT, streamline operations, suspend pipeline programs, and significantly reduce overall operating expenses. The Restructuring Plan includes a reduction of the Company’s workforce by approximately 15%. The actions associated with the employee restructuring under the Restructuring Plan are expected to be substantially complete in the third quarter of 2023.

The Company incurred approximately $2.1 million in restructuring charges in connection with the Restructuring Plan for the three and six months ended June 30, 2023, which consist of $1.8 million in charges related to severance payments and employee benefits and $0.3 million in charges related to stock-based compensation for the acceleration of share-based awards. Restructuring charges are included in general and administrative expenses in the condensed consolidated statement of operations.

The restructuring liability as of June 30, 2023 is $1.7 million and is included within accrued liabilities in the condensed consolidated balance sheets.
Legal Proceedings
From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
6.    Related Party Transactions
During 2022 and 2023, the Company engaged EVERSANA Life Science Services, LLC and its subsidiary Intouch Group, LLC (collectively, “EVERSANA”) to provide certain marketing services to the Company. Leana Wood, the spouse of Todd Wood, the Company’s former Chief Commercial Officer, is an employee of EVERSANA. Mr. Wood's last day of employment as Chief Commercial Officer of the Company was July 3, 2023. The Company incurred $0.4 million and $0.9 million in costs for the three months ended June 30, 2023 and 2022, respectively, and $0.9 million and $1.6 million in costs for the six months ended June 30, 2023 and 2022, respectively. Amounts due to EVERSANA were $0.2 million and $0.3 million as of June 30, 2023 and December 31, 2022, respectively.
There were no other related party transactions identified during the three and six months ended June 30, 2023 and 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of DermTech, Inc. (together with its subsidiaries, “DermTech,” “we,” “us,” “our” or the “Company”) should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited condensed consolidated financial statements and notes thereto and the MD&A for the fiscal year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, (the “SEC”) on March 2, 2023.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report, including the following MD&A, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are intended to be covered by the “safe harbor” created by those sections. All statements, other than statements of historical facts, contained in this report, including statements regarding DermTech’s or its management’s intentions, beliefs, expectations and strategies for the future and its statements, estimates and expectations regarding the Restructuring Plan, its potential cost savings and any related future effects of the Restructuring Plan, are forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” "might," “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential,” “could,” “would,” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this report, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward-looking statements. The risks and uncertainties that could cause actual results to differ materially are more fully described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 or in this Quarterly Report on Form 10-Q. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
Overview
We are a molecular diagnostic company developing and marketing novel non-invasive genomics tests to aid in the diagnosis of melanoma and management of skin cancer. Our technology enhances evaluation of lesions suspicious for melanoma using non-invasive sample collection and detecting genomic markers associated with melanoma to identify higher risk lesions or to rule out melanoma with a 99% negative predictive value ("NPV") (Gerami et al. J Am Acad Dermatol. 2017; Skelsey et al. SKIN. 2021). Our scalable genomics assays have been designed to work with our adhesive patch, the DermTech Smart StickerTM (the “Smart Sticker”), which is used to non-invasively collect skin tissue samples for analysis.
We are initially commercializing tests that will address unmet needs in the diagnostic pathway of pigmented skin lesions, such as moles or dark colored skin spots. The DermTech Melanoma Test (“DMT”) facilitates the clinical assessment of pigmented skin lesions for melanoma. We initially marketed this test directly to a concentrated group of dermatologists and are currently expanding marketing efforts to a broader group of clinicians and to a small group of primary care providers. The application of our Smart Sticker to collect samples non-invasively may allow us to eventually market the DMT to primary care physicians more broadly, beyond integrated primary care networks. We process our tests in our high complexity molecular laboratory that is Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified, College of American Pathologists accredited and New York licensed. We also provide laboratory services to several pharmaceutical companies that access our technology on a contract basis for their clinical trials or other studies to advance new drugs.

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
Restructuring Plan
On June 26, 2023, the board of directors of the Company (the “Board”) approved restructuring actions (the "Restructuring Plan") that are intended to prioritize the significant growth opportunities for the DMT, streamline operations, suspend pipeline programs and significantly reduce overall operating expenses. These restructuring actions primarily related to sales, marketing and general and administrative functions and resulted in a workforce reduction of approximately 15% of the Company’s workforce. The Company currently estimates annualized savings of between $25 million and $30 million upon completion of the Restructuring Plan.

As part of the Restructuring Plan, the Company incurred one-time charges of $2.1 million. The one-time charges consist primarily of severance payments, employee benefits and stock-based compensation for the acceleration of share-based awards. The restructuring liability as of June 30, 2023 is $1.7 million and is included within accrued liabilities in the condensed consolidated balance sheets. The actions associated with the employee restructuring under the Restructuring Plan are expected to be substantially complete in the third quarter of 2023.
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
Financing Activities
2020 At-The-Market Offering
On November 10, 2020, the Company entered into a sales agreement with Cowen and Company, LLC ("Cowen") relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $50.0 million (the "2020 Sales Agreement"). Through December 31, 2021, the Company issued an aggregate of 1,482,343 shares of common stock pursuant to the 2020 Sales Agreement at a weighted average purchase price of $30.05, net of $1.6 million in issuance costs resulting in net proceeds to the Company of approximately $42.9 million. During 2022, the Company did not issue or sell any shares of common stock pursuant to the 2020 Sales Agreement. During the three months ended June 30, 2023, the Company issued an aggregate of 1,759,210 shares of common stock pursuant to the 2020 Sales Agreement at a weighted average purchase price of $2.62, net of $0.1 million issuance costs, resulting in net proceeds to the Company of approximately $4.5 million. During the six months ended June 30, 2023, the Company issued an aggregate of 1,866,661 shares of common stock pursuant to the 2020 Sales Agreement at a weighted average purchase price of $2.68, net of $0.2 million issuance costs, resulting in net proceeds of approximately $4.8 million. As of June 30, 2023, $0.5 million is available pursuant to the 2020 Sales Agreement.

2022 At-The-Market Offering
On August 8, 2022, the Company entered into a sales agreement with Cowen relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $75.0 million (the "2022 Sales Agreement"). The Company did not issue or sell any shares of common stock pursuant to the 2022 Sales Agreement during 2022 nor the first or second quarter of 2023.
Results of Operations
Three Months Ended June 30, 2023 and June 30, 2022

(In thousands, except per share amounts and billable test revenue samples)	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues:
Test revenue	$3,565	$4,147	$(582)	(14)%
Contract revenue	415	86	329	*
Total revenues	3,980	4,233	(253)	(6)%
Cost of revenues:
Cost of test revenue	3,909	3,236	673	21%
Cost of contract revenue	63	37	26	70%
Total cost of revenues	3,972	3,273	699	21%
Gross profit	8	960	(952)	(99)%
Gross profit as a percent of total revenue	—%	23%
Operating expenses:
Sales and marketing	13,033	15,001	(1,968)	(13)%
Research and development	3,887	6,915	(3,028)	(44)%
General and administrative	15,220	8,878	6,342	71%
Total operating expenses	32,140	30,794	1,346	4%
Loss from operations	(32,132)	(29,834)	(2,298)	8%
Other income:
Interest income, net	763	149	614	*
Change in fair value of warrant liability	6	105	(99)	(94)%
Total other income	769	254	515	*
Net loss	$(31,363)	$(29,580)	$(1,783)	6%
Basic and diluted net loss per share	$(0.99)	$(0.99)	$—	—%

Other Operating Data:
Billable test revenue samples	17,450	18,320	(870)	(5)%
* Absolute value percentage change greater than 100

Revenue

Test Revenue
Test revenues decreased $0.6 million, or 14%, to $3.6 million for the three months ended June 30, 2023, compared to $4.1 million for the three months ended June 30, 2022. The decrease in test revenues was primarily driven by a decrease in average selling price from lower collection estimates for certain non-contracted commercial payors and a decrease in billable sample volume. Billable samples decreased to approximately 17,450 for the three months ended June 30, 2023, compared to approximately 18,320 for the three months ended June 30, 2022. Sample volume is dependent on two major factors: the number of clinicians who order a test in any given quarter and the number of tests ordered by each clinician during the period. The number of ordering clinicians and the utilization per clinician can vary based on a number of factors, including the types of skin cancer conditions presented to clinicians, clinician reimbursement, office workflow, market awareness, clinician education and other factors.
Contract Revenue
Contract revenues with pharmaceutical companies increased $0.3 million to $0.4 million for the three months ended June 30, 2023, compared to $0.1 million for the three months ended June 30, 2022. The increase is attributable to significant kit shipments made to several pharmaceutical companies. Contract revenues can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors.
Cost of Revenue
Cost of revenues increased $0.7 million, or 21%, to $4.0 million for the three months ended June 30, 2023, compared to $3.3 million for the three months ended June 30, 2022. The increase was largely attributable to higher overhead costs pertaining to our new facility and higher lab supply expenses. As of June 30, 2023, a large portion of the costs of revenue are fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. The variable cost of revenue expenses incurred primarily relate to compensation-related costs for our laboratory scientists and technicians, laboratory supplies, shipping costs and Smart Sticker collection kits. We remain committed to continuing the automation of our laboratory processes in order to become more cost efficient and productive.
Operating Expenses
Sales and Marketing
Sales and marketing expense decreased $2.0 million, or 13%, to $13.0 million for the three months ended June 30, 2023 compared to $15.0 million for the three months ended June 30, 2022. The decrease was due to reduced spend around marketing activities, reduced consulting costs and lower employee-related compensation costs. As part of the Restructuring Plan, we expect sales and marketing expenses to be reduced further in the second half of 2023.
Research and Development
R&D expenses decreased $3.0 million, or 44%, to $3.9 million for the three months ended June 30, 2023 compared to $6.9 million for the three months ended June 30, 2022. The decrease was due to reduced compensation costs from lower headcount, lower clinical study costs and lower lab supply spending.
General and Administrative
General and administrative expenses increased $6.3 million, or 71%, to $15.2 million for the three months ended June 30, 2023, compared to $8.9 million for the three months ended June 30, 2022. The increase was primarily due to $2.1 million in costs related to the Restructuring Plan, separation benefits of $3.4 million related to our former CEO, including $2.9 million of stock-based compensation for the acceleration of share-based awards, and higher overhead from our new facility. As part of the Restructuring Plan, we expect general and administrative expenses to be reduced in the second half of 2023.

Interest Income, net
Interest income, net of $0.8 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, consists primarily of interest earned on our short-term marketable securities.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability for the three months ended June 30, 2023 was a gain of $6,000, compared to a gain of $105,000 for the three months ended June 30, 2022. The change in fair value of warrant liability is calculated by adjusting the value of the outstanding Private SPAC Warrants held by original holders to the current market value at each reporting period.

Six Months Ended June 30, 2023 and June 30, 2022

(In thousands, except per share amounts and billable test revenue samples)	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues:
Test revenue	$6,990	$7,665	$(675)	(9)%
Contract revenue	467	286	181	63%
Total revenues	7,457	7,951	(494)	(6)%
Cost of revenues:
Cost of test revenue	7,700	6,766	934	14%
Cost of contract revenue	93	61	32	52%
Total cost of revenues	7,793	6,827	966	14%
Gross (loss) profit	(336)	1,124	(1,460)	*
Gross (loss) profit as a percent of total revenue	(5)%	14%
Operating expenses:
Sales and marketing	28,450	30,444	(1,994)	(7)%
Research and development	8,296	13,253	(4,957)	(37)%
General and administrative	27,095	17,452	9,643	55%
Total operating expenses	63,841	61,149	2,692	4%
Loss from operations	(64,177)	(60,025)	(4,152)	7%
Other income/(expense):
Interest income, net	1,545	215	1,330	*
Change in fair value of warrant liability	(1)	122	(123)	*
Total other income	1,544	337	1,207	*
Net loss	$(62,633)	$(59,688)	$(2,945)	5%
Basic and diluted net loss per share	$(2.01)	$(2.00)	$(0.01)	1%

Other Operating Data:
Billable test revenue samples	35,250	32,690	2,560	8%
* Absolute value percentage change greater than 100

Test Revenue
Test revenues decreased $0.7 million, or 9%, to $7.0 million for the six months ended June 30, 2023, compared to $7.7 million for the six months ended June 30, 2022. The decrease in test revenues was primarily driven by a decrease in average selling price from lower collection estimates for certain non-contracted commercial payors, including revenue adjustments for tests run in prior periods, partially offset by increased billable sample volume. Billable samples increased to approximately 35,250 for the six months ended June 30, 2023, compared to approximately 32,690 for the six months ended June 30, 2022.
Contract Revenue
Contract revenues with pharmaceutical companies increased $0.2 million, or 63%, to $0.5 million for the six months ended June 30, 2023, compared to $0.3 million for the six months ended June 30, 2022. Contract revenue can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can change due to variability of patient enrollment, drug safety and efficacy and other factors.
Cost of Revenue
Cost of revenues increased $1.0 million, or 14%, to $7.8 million for the six months ended June 30, 2023, compared to $6.8 million for the six months ended June 30, 2022. The increase was largely attributable to a higher billable sample volume in 2023 and higher overhead costs pertaining to our new facility. As of June 30, 2023, a large portion of the costs of revenue are fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. The variable cost of revenue expenses incurred primarily relate to compensation-related costs for our laboratory scientists and technicians, laboratory supplies, shipping costs, equipment maintenance, and utilities. We remain committed to continuing the automation of our laboratory processes in order to become more cost efficient and productive.
Operating Expenses
Sales and Marketing
Sales and marketing expenses decreased $2.0 million, or 7%, to $28.5 million for the six months ended June 30, 2023, compared to $30.4 million for the six months ended June 30, 2022. The decrease was due to reduced spend around marketing activities, reduced consulting costs and lower employee-related compensation costs. As part of the Restructuring Plan, we expect sales and marketing expenses to be reduced further in the second half of 2023.
Research and Development
R&D expenses decreased $5.0 million, or 37%, to $8.3 million for the six months ended June 30, 2023, compared to $13.3 million for the six months ended June 30, 2022. The decrease was due to reduced compensation costs from lower headcount, lower clinical study costs and lower lab supply spending.
General and Administrative
General and administrative expenses increased $9.6 million, or 55%, to $27.1 million for the six months ended June 30, 2023, compared to $17.5 million for the six months ended June 30, 2022. The increase was primarily due to $2.1 million in costs related to the Restructuring Plan, separation benefits of $3.6 million related to our former CEO, including $3.0 million of stock-based compensation for the acceleration of share-based awards, higher employee-compensation related costs and higher overhead from our new facility. As part of the Restructuring Plan, we expect general and administrative expenses to be reduced in the second half of 2023.
Interest Income, net
Interest income, net of $1.5 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively, consists primarily of interest earned on our short-term marketable securities.

Change in Fair Value of Warrant Liability
Change in fair value of warrant liability for the six months ended June 30, 2023 was a loss of $1,000, compared to a gain of $0.1 million for the six months ended June 30, 2022. The change in fair value of warrant liability is calculated by adjusting the value of the outstanding Private SPAC Warrants held by original holders to the current market value at each reporting period.
Liquidity and Capital Resources
We have never been profitable and have historically incurred substantial net losses, including net losses of $116.7 million for the twelve months ended December 31, 2022 and $62.6 million for the six months ended June 30, 2023. As of June 30, 2023, our accumulated deficit was $385.7 million. At the end of 2020, throughout 2021 and the second quarter of 2023, we raised approximately $49.5 million in gross proceeds facilitated through our at-the-market offering. In addition, we completed an underwritten public offering in January 2021, which raised a total of $143.7 million in gross proceeds. We have historically financed operations through private placement and public equity offerings.
We expect our losses to continue as a result of costs relating to ongoing R&D expenses, general and administrative expenses and sales and marketing costs for existing products. These losses have had, and will continue to have, an adverse effect on our working capital. Because of the numerous risks and uncertainties associated with our commercialization and development efforts, we are unable to predict when we will become profitable, and we may never become profitable. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.
As of June 30, 2023, our cash and cash equivalents totaled approximately $42.8 million and short-term marketable securities totaled approximately $43.4 million. Based on our current business operations and the Restructuring Plan, we believe our current cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. While we believe we have enough capital to fund anticipated operating costs for at least the next 12 months, we expect to incur significant additional operating losses over at least the next several years. We anticipate that we will raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements in order to support our planned operations and to continue developing and commercializing genomic tests. We may also consider raising additional capital in the future to expand our business and to pursue strategic investments. Our present and future funding requirements will depend on many factors, including:
•our revenue growth rate and ability to generate cash flows from operating activities;
•our ability to successfully execute and realize the intended benefits of the Restructuring Plan;
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

Cash Flow Analysis

(amounts in thousands)	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(45,229)	$(49,229)
Net cash provided by/(used in) investing activities	4,864	(7,392)
Net cash provided by financing activities	5,377	517
Net cash used in operating activities for the six months ended June 30, 2023 totaled $45.2 million, primarily driven by the $62.6 million net loss, offset partially by non-cash related items, including $12.3 million in stock-based compensation, $2.2 million in amortization of operating lease ROU assets and $0.9 million in depreciation. In addition, we had a net cash inflow of $2.2 million through net changes in working capital balances driven primarily by cash inflows of $0.3 million due to decreases in accounts receivable, $0.4 million from the decrease in inventory, $1.8 million through the decrease of prepaid expenses and other current assets and $0.7 million through the increase in accounts payable, accrued liabilities and deferred revenue, partially offset by cash outflows of $0.5 million from the increase in accrued compensation and $0.5 million from the increase in operating lease liabilities.
Net cash provided by investing activities for the six months ended June 30, 2023 totaled $4.9 million, which related to the outflow from the purchase of $25.6 million of marketable securities and $1.0 million from the purchase of equipment offset by the inflow from the sales and maturities of marketable securities of $31.4 million.
Net cash provided by financing activities for the six months ended June 30, 2023 totaled $5.4 million, which was driven primarily by $4.8 million in net proceeds raised from the 2020 Sales Agreement and $0.6 million in proceeds from contributions to the 2020 ESPP.
Off-Balance Sheet Arrangements
As of June 30, 2023, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective as of such date for this purpose.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
There have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except for the addition of the following risk factor:

We may fail to achieve the expected cost savings and related benefits from our Restructuring Plan.

On June 26, 2023, the Board approved the Restructuring Plan, which is intended to prioritize the significant growth opportunities for the DMT, streamline operations, suspend pipeline programs and significantly reduce overall operating expenses. The Restructuring Plan primarily relates to sales, marketing and G&A functions and resulted in a workforce reduction of approximately 15% of the Company’s workforce. As part of the Restructuring Plan, the Company incurred one-time charges of $2.2 million in the second quarter of 2023. The one-time charges consist primarily of severance payments, employee benefits and stock-based compensation for the acceleration of share-based awards.

The Company currently estimates annualized savings of between $25 million and $30 million upon completion of the Restructuring Plan. There is no guarantee that the Restructuring Plan will achieve its intended benefits. For example, the Company's cost restructuring efforts may not result in the anticipated savings or other economic benefits, or could result in total costs and expenses that are greater than expected. In addition, the Company may not be able to effectively realize all the cost savings anticipated by the Restructuring Plan and may incur termination and other costs not previously contemplated, which could be material. The Restructuring Plan may cause disruption to the Company's business operations. For example, the Restructuring Plan resulted in the loss of a number of long-term employees, which could result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect the Company's operations. In addition, the Restructuring Plan could negatively impact the Company's ability to attract, integrate, retain and motivate key employees.

Item 6. Exhibits.
The following documents are filed as part of this Form 10-Q.

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended	X
3.2	Bylaws of the Company		10-K	001-38118	3/11/20
10.1*^	Separation Agreement, by and between the Company and Todd Wood, dated June 26, 2023		8-K/A	001-38118	7/13/23
10.2*	DermTech, Inc. 2020 Equity Incentive Plan, as amended and restated on May 31, 2023		8-K	001-38118	6/05/23
10.3*^	Employment Agreement, dated May 6, 2023 by and between the Company and Bret Christensen		8-K	001-38118	5/09/23
10.4*	Second Amended and Restated 2022 Inducement Equity Incentive Plan		8-K	001-38118	5/09/23
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL.	X
*Management contract or compensatory plan or arrangement
^Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
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

DermTech, Inc.

Date: August 3, 2023	By:	/s/ Bret Christensen
Bret Christensen
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Kevin Sun
Kevin Sun
Chief Financial Officer (Principal Financial and Accounting Officer)