Form 10-Q
period 2023-09-30
DermTech, Inc.
filed 2023-11-02
CIK 1651944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2023, the registrant had 34,243,022 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DERMTECH, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$37,230	$77,757
Short-term marketable securities	30,970	48,411
Accounts receivable	3,605	4,172
Inventory	1,196	1,757
Prepaid expenses and other current assets	2,928	3,940
Total current assets	75,929	136,037
Property and equipment, net	5,611	6,375
Operating lease right-of-use assets	52,889	56,007
Restricted cash	3,467	3,488
Other assets	—	168
Total assets	$137,896	$202,075
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,703	$2,419
Accrued compensation	5,773	7,894
Accrued liabilities	1,946	3,464
Short-term deferred revenue	236	109
Current portion of operating lease liabilities	2,941	1,634
Current portion of finance lease obligations	37	116
Total current liabilities	12,636	15,636
Warrant liability	1	5
Long-term finance lease obligations, less current portion	42	53
Operating lease liabilities, long-term	52,153	54,028
Total liabilities	64,832	69,722
Stockholders’ equity:
Common stock, $0.0001 par value per share; 100,000,000 and 50,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 34,241,523 and 30,297,408 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	477,778	456,171
Accumulated other comprehensive income/(loss)	127	(774)
Accumulated deficit	(404,844)	(323,047)
Total stockholders’ equity	73,064	132,353
Total liabilities and stockholders’ equity	$137,896	$202,075
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Test revenue	$3,692	$3,433	$10,682	$11,098
Contract revenue	223	140	690	426
Total revenues	3,915	3,573	11,372	11,524
Cost of revenues:
Cost of test revenue	3,661	3,644	11,361	10,410
Cost of contract revenue	82	50	175	111
Total cost of revenues	3,743	3,694	11,536	10,521
Gross profit/(loss)	172	(121)	(164)	1,003
Operating expenses:
Sales and marketing	8,123	14,632	36,573	45,076
Research and development	3,595	5,702	11,891	18,955
General and administrative	8,264	8,806	35,359	26,258
Total operating expenses	19,982	29,140	83,823	90,289
Loss from operations	(19,810)	(29,261)	(83,987)	(89,286)
Other income:
Interest income, net	641	485	2,186	700
Change in fair value of warrant liability	5	4	4	126
Total other income	646	489	2,190	826
Net loss	$(19,164)	$(28,772)	$(81,797)	$(88,460)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	33,835,370	30,096,261	32,073,448	29,969,435
Net loss per share of common stock outstanding, basic and diluted	$(0.57)	$(0.96)	$(2.55)	$(2.95)
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(19,164)	$(28,772)	$(81,797)	$(88,460)
Unrealized net gain/(loss) on marketable securities and cash equivalents	228	(230)	901	(971)
Comprehensive loss	$(18,936)	$(29,002)	$(80,896)	$(89,431)
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2022	30,297,408	$3	$456,171	$(774)	$(323,047)	$132,353
Issuance of common stock at a weighted average price of $3.68 through at-the-market offering, net of $0.1 million issuance costs	107,451	—	270	—	—	270
Issuance of common stock from option exercises and RSU releases	510,027	—	92	—	—	92
Issuance of common stock from Employee Stock Purchase Plan	174,025	—	576	—	—	576
Unrealized net gain on available-for-sale marketable securities and cash equivalents	—	—	—	485	—	485
Stock-based compensation	—	—	4,736	—	—	4,736
Net loss	—	—	—	—	(31,270)	(31,270)
Balance, March 31, 2023	31,088,911	$3	$461,845	$(289)	$(354,317)	$107,242
Issuance of common stock at a weighted average price of $2.62 through at-the-market offering, net of $0.1 million in issuance costs	1,759,210	—	4,495	—	—	4,495
Issuance of common stock from RSU releases	560,689	—	—	—	—	—
Unrealized net gain on available-for-sale marketable securities and cash equivalents	—	—	—	188	—	188
Stock-based compensation	—	—	7,515	—	—	7,515
Net loss	—	—	—	—	(31,363)	(31,363)
Balance, June 30, 2023	33,408,810	$3	$473,855	$(101)	$(385,680)	$88,077
Issuance of common stock at a weighted average price of $2.55 through at-the-market offering, net of $0.3 million in issuance costs	302,598	—	483	—	—	483
Issuance of common stock from RSU releases	371,448	—	(34)	—	—	(34)
Issuance of common stock from Employee Stock Purchase Plan	158,667	—	311	—	—	311
Unrealized net gain on available-for-sale marketable securities and cash equivalents	—	—	—	228	—	228
Stock-based compensation	—	—	3,163	—	—	3,163
Net loss	—	—		—	(19,164)	(19,164)
Balance, September 30, 2023	34,241,523	$3	$477,778	$127	$(404,844)	$73,064

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2021	29,772,922	$3	$436,183	$(124)	$(206,364)	$229,698
Issuance of common stock from option exercises and RSU releases	109,275	—	40	—	—	40
Issuance of common stock from warrant exercises	11,101	—	12	—	—	12
Issuance of common stock from Employee Stock Purchase Plan	47,339	—	515	—	—	515
Unrealized net loss on available-for-sale marketable securities	—	—	—	(570)	—	(570)
Stock-based compensation	—	—	3,894	—	—	3,894
Net loss	—	—	—	—	(30,108)	(30,108)
Balance, March 31, 2022	29,940,637	$3	$440,644	$(694)	$(236,472)	$203,481
Issuance of common stock from option exercises and RSU releases	88,591	—	—	—	—	—
Issuance of common stock from warrant exercises	9,219	—	10	—	—	10
Unrealized net loss on available-for-sale marketable securities	—	—	—	(171)	—	(171)
Stock-based compensation	—	—	4,837	—	—	4,837
Net loss	—	—	—	—	(29,580)	(29,580)
Balance, June 30, 2022	30,038,447	$3	$445,491	$(865)	$(266,052)	$178,577
Issuance of common stock from option exercises and RSU releases	74,010	—	—	—	—	—
Issuance of common stock from warrant exercises	—	—	—	—	—	—
Issuance of common stock from Employee Stock Purchase Plan	100,749	—	477	—	—	477
Unrealized net loss on available-for-sale marketable securities	—	—	—	(230)	—	(230)
Stock-based compensation	—	—	4,936	—	—	4,936
Net loss	—	—	—	—	(28,772)	(28,772)
Balance, September 30, 2022	30,213,206	$3	$450,904	$(1,095)	$(294,824)	$154,988
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(81,797)	$(88,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,382	1,187
Change in fair value of warrant liability	(4)	(126)
Amortization of operating lease right-of-use assets	3,118	1,788
Stock-based compensation	15,414	13,667
Amortization of premiums, net of accretion of discounts on marketable securities	(344)	328
Loss on disposal of equipment	14	350
Changes in operating assets and liabilities:
Accounts receivable	567	(2,254)
Inventory	561	(911)
Prepaid expenses and other current assets	1,180	(1,046)
Operating lease liabilities	(568)	(2,709)
Accounts payable, accrued liabilities and deferred revenue	(1,674)	955
Accrued compensation	(2,121)	3,201
Net cash used in operating activities	(64,272)	(74,030)
Cash flows from investing activities:
Purchases of marketable securities	(34,373)	(26,420)
Sales and maturities of marketable securities	53,059	19,934
Purchases of property and equipment	(1,065)	(1,372)
Net cash provided by/(used in) investing activities	17,621	(7,858)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with at-the-market offering, net	5,248	—
Proceeds from exercise of common stock warrants	—	22
Proceeds from exercise of stock options	58	40
Proceeds from contributions to the Employee Stock Purchase Plan	887	992
Principal repayments of finance lease obligations	(90)	(104)
Net cash provided by financing activities	6,103	950
Net decrease in cash, cash equivalents and restricted cash	(40,548)	(80,938)
Cash, cash equivalents and restricted cash, beginning of period	81,245	179,907
Cash, cash equivalents and restricted cash, end of period	$40,697	$98,969

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$37,230	$95,492
Restricted cash	3,467	3,477
Total cash, cash equivalents and restricted cash	$40,697	$98,969

Supplemental cash flow information:
Cash paid for interest on finance lease obligations	$4	$10
Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment recorded in accounts payable	$15	$511
Right-of-use assets obtained in exchange for lease obligations	$—	$18,688
Property and equipment acquired under finance leases	$—	$48
Change in unrealized net gains/(losses) on available-for-sale marketable securities	$913	$(971)
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
The Company has incurred operating losses since inception and has an accumulated deficit of $404.8 million at September 30, 2023. As of September 30, 2023, cash and cash equivalents totaled approximately $37.2 million and short-term marketable securities totaled approximately $31.0 million. The Company's transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The timing and amount of the Company's actual expenditures will be based on many factors, including cash flows from operations and the potential growth of its business, and may vary from current estimates. The Company's management believes that based on its currently planned business operations and considering the restructuring activities (Note 5) implemented in June 2023, currently available resources will provide sufficient funds to meet its anticipated operating costs for at least the next 12 months from the issuance of these unaudited condensed consolidated financial statements for the quarter ended September 30, 2023 (this 12-month period from the date of issuance, the “Evaluation Period”). This assessment must be made by management on a quarterly basis based on the facts and circumstances then in existence and available to or known by management. The Company currently anticipates that it will need to raise additional capital, increase average selling prices and revenues, or further reduce operating costs following the Evaluation Period and by the time of filing of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2023, in order for the Company to have sufficient funds to meet its anticipated operating costs for at least 12 months following the next Evaluation Period. In the event the Company is not successful in raising additional capital, the Company may be required to further reduce operating expenses, which could have an adverse impact on its ability to achieve its intended business objectives.
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

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2023, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
(c)    Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the amounts of revenues and expenses reported during the period. On an ongoing basis, management evaluates these estimates and judgments, including but not limited to those related to test revenue, stock-based compensation, short-term marketable securities, accounts receivable, accrued bonus, warrant liability, right-of-use (“ROU”) assets and the realization of deferred tax assets. Actual results may differ from those estimates.
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

The Company periodically updates its estimate of the variable consideration recognized for previously delivered performance obligations. These updates resulted in a decrease of $37,000 and $0.9 million in revenue for the three and nine months ended September 30, 2023, respectively, and a decrease of $0.5 million and $0.5 million in revenue for the three and nine months ended September 30, 2022, respectively. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements.
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
(a) Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Test Revenue:
DermTech Melanoma Test	$3,692	$3,433	$10,682	$11,098
Contract Revenue:
Adhesive patch kits	75	22	499	126
RNA extractions	141	94	157	204
Project management fees	7	24	34	96
Total revenues	$3,915	$3,573	$11,372	$11,524
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
The Company records a deferred revenue liability if a customer pays consideration before the Company transfers a good or service to the customer. Deferred revenue primarily represents upfront milestone payments, for which consideration is received prior to when goods/services are completed or delivered. Upfront fees that are estimated to be recognized as revenue more than one year from the date of collection are classified as long-term deferred revenue. Short-term deferred revenue as of September 30, 2023 and December 31, 2022 was $0.2 million and $0.1 million, respectively. As of December 31, 2022, the Company reclassified $1.0 million of short-term deferred revenue to accrued liabilities for a customer refund obligation in connection with cancellation of future services.

Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing agreements. For agreements that have an original duration of one year or less, the Company has elected the practical expedient applicable to such agreements and does not disclose the remaining performance obligations at the end of each reporting period. As of September 30, 2023, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed agreements with an original duration of one year or more was immaterial.
(f)    Accounts Receivable
Test Accounts Receivable
Due to the nature of the Company’s test revenue, it can take a significant amount of time to collect upon billed tests. The Company prepares an analysis on reimbursement collections and data obtained for each financial reporting period to determine the amount of receivables to be recorded relating to tests performed in the applicable period. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Adjustments for implicit price concessions attributable to variable consideration are incorporated into the measurement of the accounts receivable balances. The Company recorded $3.3 million and $4.1 million of net test accounts receivable as of September 30, 2023 and December 31, 2022, respectively.
Contract Accounts Receivable
Contract accounts receivable are recorded at the net invoice value and are not interest bearing. The Company reserves specific receivables if collectability is no longer reasonably assured, and, as of September 30, 2023, the Company did not maintain any reserves over contract receivables as they relate to large established credit worthy customers. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company recorded $0.3 million and $0.1 million of contract accounts receivable as of September 30, 2023 and December 31, 2022, respectively.
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
Outstanding anti-dilutive securities not included in diluted net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares issuable upon exercise of common stock warrants	706	714	706	714
Shares issuable upon exercise of stock options	1,908	1,732	1,908	1,732
Shares issuable upon the release of restricted stock units	2,702	3,292	2,702	3,292
	5,316	5,738	5,316	5,738

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
2.    Balance Sheet Details
Short-Term Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of debt securities classified as available-for-sale securities by major security type and class of security as of September 30, 2023 were as follows (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Short-term marketable securities, available-for-sale:
Corporate debt securities	$2,623	$—	$(22)	$2,601
U.S. government debt securities	28,234	234	(99)	28,369
Total short-term marketable securities, available-for-sale	$30,857	$234	$(121)	$30,970
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
As of September 30, 2023, the estimated market value of debt securities with contractual maturities of less than twelve months was $29.7 million; the remaining debt securities that the Company held at that date had an estimated market value of $1.3 million and contractual maturities of up to 14 months. As of December 31, 2022, the estimated market value of debt securities with contractual maturities of less than twelve months was $40.2 million; the remaining debt securities that the Company held at that date had an estimated market value of $8.2 million and contractual maturities of up to 23 months.

The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. It was determined that no credit losses existed as of September 30, 2023 or December 31, 2022 because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. Gross realized gains and losses on the Company’s debt securities for the three and nine months ended September 30, 2023 and 2022 were not significant.
The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2023 aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	September 30, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-term marketable securities, available-for-sale:
Corporate debt securities	$2,004	$(15)	$596	$(7)	$2,600	$(22)
U.S. government debt securities	7,768	(93)	716	(6)	8,484	(99)
Total short-term marketable securities, available-for-sale	$9,772	$(108)	$1,312	$(13)	$11,084	$(121)
The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-term marketable securities, available-for-sale:
Corporate debt securities	$6,533	$(105)	$5,503	$(131)	$12,036	$(236)
Municipal securities	—	—	992	(8)	992	(8)
U.S. government debt securities	10,907	(196)	19,026	(372)	29,933	(568)
Total short-term marketable securities, available-for-sale	$17,440	$(301)	$25,521	$(511)	$42,961	$(812)

Prepaid Expenses and Property and Equipment, Net
Condensed consolidated balance sheet details are as follows (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses and other current assets:
Prepaid expenses	$2,398	$3,207
Other current assets	530	733
Total prepaid expenses and other current assets	$2,928	$3,940
Property and equipment, gross:
Laboratory equipment	$6,297	$6,250
Computer equipment	831	872
Furniture and fixtures	1,247	913
Leasehold improvements	604	1,344
Total property and equipment, gross	8,979	9,379
Less accumulated depreciation	(3,368)	(3,004)
Total property and equipment, net	$5,611	$6,375
Accrued Compensation and Accrued Liabilities
Condensed consolidated balance sheet details are as follows (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation:
Accrued bonus and commissions	$2,591	$3,257
Accrued salaries and wages	3,182	4,637
Total accrued compensation	$5,773	$7,894
Accrued liabilities:
Accrued consulting services	$125	$894
Customer refund liability	980	980
Restructuring liability	65	—
Other accrued expenses	776	1,590
Total accrued liabilities	$1,946	$3,464

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

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market	$8,883	$—	$—	$8,883
Corporate debt securities	—	5,504	—	5,504
U.S. government debt securities	—	8,689	—	8,689
Total cash equivalents	8,883	14,193	—	23,076
Marketable securities, available for sale:
Corporate debt securities	—	2,601	—	2,601
U.S. government debt securities	—	28,369	—	28,369
Total marketable securities, available for sale	—	30,970	—	30,970
Total assets measured at fair value on a recurring basis	$8,883	$45,163	$—	$54,046

Liabilities:
Warrant liability	$—	$—	$1	$1
Total liabilities measured at fair value on a recurring basis	$—	$—	$1	$1
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
The following assumptions were used to calculate the fair value of the Company’s warrant liability using the Black-Scholes-Merton valuation model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Assumed risk-free interest rate	5.46%	4.22%	4.35% - 5.46%	2.37% - 4.22%
Assumed volatility	134.91%	118.13%	123.28% - 134.91%	92.77% - 118.13%
Expected term	0.92 years	1.92 years	0.92 - 1.42 years	1.92 - 2.42 years
Expected dividend yield	—	—	—	—
The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities (in thousands):

Balance as of December 31, 2022	$5
Change in fair value of warrant liability	7
Balance as of March 31, 2023	$12
Change in fair value of warrant liability	(6)
Balance as of June 30, 2023	$6
Change in fair value of warrant liability	(5)
Balance as of September 30, 2023	$1
As of September 30, 2023 and December 31, 2022, the Company maintains letters of credit of $3.5 million and $3.5 million, respectively, related to its lease arrangements, secured by cash of September 30, 2023 and money market accounts as of December 31, 2022, in accordance with certain of its lease agreements. The amounts are recorded at fair value using Level 1 inputs and included as restricted cash in the condensed consolidated balance sheets.
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

During the three months ended September 30, 2023, the Company issued an aggregate of 172,000 shares of common stock pursuant to the 2020 Sales Agreement at a weighted average purchase price of $2.59 resulting in aggregate gross and net proceeds of approximately $0.4 million. For the nine months ended September 30, 2023, the Company issued an aggregate of 2,038,661 shares of common stock pursuant to the 2020 Sales Agreement at a weighted average purchase price of $2.68 resulting in aggregate gross proceeds of approximately $5.5 million, reduced by $0.3 million in issuance costs, resulting in net proceeds to the Company of approximately $5.2 million. As of September 30, 2023, the 2020 Sales Agreement has been fully utilized, and no additional shares of common stock may be sold pursuant to the 2020 Sales Agreement.

On August 8, 2022, the Company entered into a second sales agreement (the “2022 Sales Agreement”) with Cowen relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $75.0 million under a second at-the-market offering program. The Company did not issue any shares of common stock pursuant to the 2022 Sales Agreement prior to the three months ended September 30, 2023. During the three months ended September 30, 2023, the Company issued an aggregate of 130,598 shares of common stock pursuant to the 2022 Sales Agreement at a weighted average purchase price of $2.49 resulting in aggregate gross proceeds of approximately $0.3 million, reduced by $0.2 million in issuance costs, resulting in net proceeds to the Company of approximately $0.1 million. As of September 30, 2023, $74.7 million is available pursuant to the Company's 2022 Sales Agreement.
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
In 2021, a total of 12,120,397 SPAC Warrants were exercised, resulting in the Company’s issuance of 3,030,092 shares of common stock and the receipt of $69.7 million in gross proceeds. Outstanding SPAC Warrants totaled 2,815,853 as of September 30, 2023 and December 31, 2022. Private SPAC Warrants that were still owned by the original holder totaled 80,350 as of September 30, 2023 and December 31, 2022.
Placement Agent Warrants
In connection with several of DermTech Operations’ financings that took place between 2015 and 2018, DermTech Operations engaged a registered placement agent to assist in marketing and selling common and preferred units. From 2015 to 2016, DermTech Operations issued 168,522 seven-year warrants to purchase one share of common stock each at an exercise price of $8.68 per share. From 2016 to 2018, DermTech Operations issued 72,658 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share. In 2020, the Company issued 15,724 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share in connection with the Company’s 2018 bridge note financing. Outstanding placement agent warrants totaled 1,656 and 4,510 as of September 30, 2023 and December 31, 2022, respectively.

(d)    Stock-Based Compensation
Stock-based compensation expense for employee options, RSUs, the purchase rights issued under the DermTech, Inc. 2020 Employee Stock Purchase Plan, as amended (the “2020 ESPP”), and consultant options was recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$383	$353	$1,230	$986
Sales and marketing	642	1,294	3,698	3,822
Research and development	701	1,074	1,938	2,899
General and administrative	1,437	2,215	8,548	5,960
Total stock-based compensation	$3,163	$4,936	$15,414	$13,667

The total compensation cost related to non-vested awards not yet recognized as of September 30, 2023 was $22.5 million, which is expected to be recognized over a weighted average term of 2.45 years.

Departure of Former Chief Executive Officer
Stock-based compensation expense for the three and nine months ended September 30, 2023 includes accelerated expense of zero and $3.0 million, respectively, in connection with the transition agreement dated March 1, 2023, between the Company and its former Chief Executive Officer, John Dobak, M.D. (the "Transition Agreement"). The accelerated expense is included within general and administrative expenses in the condensed consolidated statement of operations.
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
5.    Commitments and Contingencies
Restructuring Plan

On June 26, 2023, the Board approved a restructuring plan (the “Restructuring Plan”) to prioritize growth opportunities for the DMT, streamline operations, suspend pipeline programs, and significantly reduce overall operating expenses. The Restructuring Plan included a reduction of the Company’s workforce by approximately 15%. The actions associated with the employee restructuring under the Restructuring Plan were substantially completed in the third quarter of 2023.

The Company incurred $2.1 million in restructuring charges in connection with the Restructuring Plan for the nine months ended September 30, 2023, which consist of $1.8 million in charges related to severance payments and employee benefits and $0.3 million in charges related to stock-based compensation for the acceleration of share-based awards. No restructuring charges were incurred for the three months ended September 30, 2023. Restructuring charges are included in general and administrative expenses in the condensed consolidated statement of operations.

The restructuring liability as of September 30, 2023 is $0.1 million and is included within accrued liabilities in the condensed consolidated balance sheets.

Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Because legal proceedings are inherently uncertain, we are unable to predict the ultimate outcome of these matters, management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows. However, there can be no assurance as to the ultimate outcome of these matters.

On October 16, 2023, a purported class action lawsuit titled Bagheri v. DermTech, Inc., et al., Case No. 23-cv-1885-DMS-JLB, was filed in the United States District Court for the Southern District of California against the Company and certain of its current and/or former officers (collectively, “Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between May 3, 2022 and November 3, 2022. The complaint generally alleges that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements regarding the Company’s business, operations, and prospects. The action includes claims for damages and an award of reasonable costs and attorneys’ fees and expert fees. Given the early stage of this litigation, the probability of an outcome cannot be determined at this time. The Company intends to vigorously defend against all claims.

6.    Related Party Transactions
During 2022 and 2023, the Company engaged EVERSANA Life Science Services, LLC and its subsidiary Intouch Group, LLC (collectively, “EVERSANA”) to provide certain marketing services to the Company. Leana Wood, the spouse of Todd Wood, the Company’s former Chief Commercial Officer, is an employee of EVERSANA. Mr. Wood's last day of employment as Chief Commercial Officer of the Company was July 3, 2023. The Company incurred $2,000 and $1.1 million in costs for the three months ended September 30, 2023 and 2022, respectively, and $0.9 million and $2.8 million in costs for the nine months ended September 30, 2023 and 2022, respectively. Amounts due to EVERSANA were zero and $0.3 million as of September 30, 2023 and December 31, 2022, respectively.
There were no other related party transactions identified during the three and nine months ended September 30, 2023 and 2022.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report, including the following MD&A, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are intended to be covered by the “safe harbor” created by those sections. All statements, other than statements of historical facts, contained in this report, including statements regarding DermTech’s or its management’s intentions, beliefs, expectations and strategies for the future and its statements, estimates and expectations regarding market size, future performance estimates or estimates of future results, the Restructuring Plan, its potential cost savings and any related future effects of the Restructuring Plan, are forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” "might," “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential,” “could,” “would,” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this report, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward-looking statements. The risks and uncertainties that could cause actual results to differ materially are more fully described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 or in this Quarterly Report on Form 10-Q. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
Overview
We are a molecular diagnostic company developing and marketing novel non-invasive genomics tests to aid in the diagnosis and management of melanoma. Our technology enhances evaluation of lesions suspicious for melanoma using non-invasive sample collection and detecting genomic markers associated with melanoma to identify higher risk lesions or to rule out melanoma with a 99% negative predictive value ("NPV") (Gerami et al. J Am Acad Dermatol. 2017; Skelsey et al. SKIN. 2021). Our scalable genomics assays have been designed to work with our adhesive patch, the DermTech Smart StickerTM (the “Smart Sticker”), which is used to non-invasively collect skin tissue samples for analysis.
We are initially commercializing tests that will address unmet needs in the diagnostic pathway of pigmented skin lesions, such as moles or dark colored skin spots. The DermTech Melanoma Test (“DMT”) facilitates the clinical assessment of pigmented skin lesions for melanoma. We initially focused on marketing the DMT to a large group of dermatologists and are currently prioritizing billable samples in geographies where we have payor coverage versus overall volume growth as one factor to potentially increase average selling price. The application of our Smart Sticker to collect samples non-invasively may allow us to eventually market the DMT to primary care physicians more broadly, beyond integrated primary care networks. We process our tests in our high complexity molecular laboratory that is Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified, College of American Pathologists accredited and New York licensed. We also provide laboratory services to several pharmaceutical companies that access our technology on a contract basis for their clinical trials or other studies to advance new drugs.
In the United States, approximately 12 million surgical biopsies are performed each year to diagnose approximately 5.4 million non-melanoma skin cancers. Many of the initial surgical procedures for these skin cancers are performed on cosmetically sensitive areas of the body, such as the face, neck and chest, creating significant demand for a non-invasive alternative. We believe the total market opportunity for our non-melanoma skin cancer products may exceed $3 billion in the United States and $1 billion in select world-wide markets. Based on publicly available estimates, approximately 4 million total skin biopsies are completed in the United States each year to diagnose approximately 190,000 melanomas, consisting of approximately 2 million biopsies covered by Medicare with a market value of approximately $1.5 billion per year and approximately 2 million biopsies that could potentially be reimbursed by commercial payors for an approximate value of $1 billion per year. In 2023, we increased covered lives for our tests by approximately 45%.

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
Despite the grant of Medicare coverage for the DMT (without the add-on test for TERT), uncertainty surrounds commercial payor reimbursement, including governmental and commercial payors, of any test incorporating new technology, including tests developed using our technologies. Because each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse our tests, seeking payor approvals is a time-consuming and costly process. Payors can change, and have changed, their policies and procedures regarding their coverage of or reimbursement for our tests, from time to time, even after we have received relevant payor approvals. We cannot be certain that coverage for our current tests and our planned tests will be provided in the future by additional commercial payors or that existing policy decisions or reimbursement levels will remain in place or be fulfilled under existing terms and provisions. If we cannot obtain or maintain coverage and reimbursement from private and governmental payors, such as Medicare and Medicaid, for our current tests, or new tests or test enhancements, our ability to generate revenues could be limited. This may have a material adverse effect on our business, financial condition, results of operation and cash flows.
Restructuring Plan
On June 26, 2023, the board of directors of the Company (the “Board”) approved restructuring actions (the "Restructuring Plan") that were intended to prioritize the significant growth opportunities for the DMT, streamline operations, suspend pipeline programs and significantly reduce overall operating expenses. These restructuring actions primarily related to sales, marketing and general and administrative functions and resulted in a workforce reduction of approximately 15% of the Company’s workforce. The Company currently estimates annualized operating expenses savings of between $25 million and $30 million as a result of the Restructuring Plan and based on fourth quarter 2023 operating expenses.

As part of the Restructuring Plan, the Company incurred one-time charges of $2.1 million in the second quarter of 2023. The one-time charges consist primarily of severance payments, employee benefits and stock-based compensation for the acceleration of share-based awards. The actions associated with the employee restructuring under the Restructuring Plan were substantially completed in the third quarter of 2023. The restructuring liability as of September 30, 2023 is $0.1 million and is included within accrued liabilities in the condensed consolidated balance sheets.
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

Financial Overview
Revenue
We generate revenue through laboratory services that are billed to Medicare, private medical insurance companies and pharmaceutical companies who order our laboratory services, which can include sample collection kits, test development, patient segmentation and stratification, genomic analysis, data analysis and reporting. Our revenue is generated from two revenue streams: test revenue and contract revenue. Test revenue can be highly variable as it is based on payments received by government and private insurance payors that are and are not under contract and can vary based on patient insurance coverage, deductibles and co-pays. As much of our test revenue is driven by the samples that are sent by physicians to our central lab for testing, a key performance measure for us is samples that are received and processed by our central lab successfully, also known as billable samples. We are currently prioritizing billable samples in geographies where we have payor coverage versus overall volume growth as one factor to potentially increase average selling price. Historically, less than one third of our total test volume has been reimbursed. We continuously take measures with the goal of improving that proportion by leveraging our Medicare coverage and the 133 million total covered lives for our test, as well as increasing our appeals and administrative process with payors’ claim processing and medical affairs departments. In the first quarter of 2023, we stopped testing samples from pediatric patients and certain Fitzpatrick skin types based on guidance from our lab accrediting organization. We are working on a plan to reintroduce testing for these cohorts with extremely low prevalence of melanoma. Based on these factors, we expect test volumes in 2023 to be relatively flat or slightly lower than 2022.
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
Financing Activities
2020 At-The-Market Offering
On November 10, 2020, the Company entered into a sales agreement with Cowen and Company, LLC ("Cowen") relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $50.0 million (the "2020 Sales Agreement"). Through December 31, 2021, the Company issued an aggregate of 1,482,343 shares of common stock pursuant to the 2020 Sales Agreement at a weighted average purchase price of $30.05, net of $1.6 million in issuance costs resulting in net proceeds to the Company of approximately $42.9 million. During 2022, the Company did not issue or sell any shares of common stock pursuant to the 2020 Sales Agreement. During the three months ended September 30, 2023, the Company issued an aggregate of 172,000 shares of common stock pursuant to the 2020 Sales Agreement at a weighted average purchase price of $2.59 resulting in aggregate gross and net proceeds of approximately $0.4 million. During the nine months ended September 30, 2023, the Company issued an aggregate of 2,038,661 shares of common stock pursuant to the 2020 Sales Agreement at a weighted average purchase price of $2.68 resulting in aggregate gross proceeds of approximately $5.5 million, reduced by $0.3 million in issuance costs, resulting in net proceeds to the Company of approximately $5.2 million.

As of September 30, 2023, the 2020 Sales Agreement has been fully utilized, and no additional shares of common stock may be sold pursuant to the 2020 Sales Agreement.
2022 At-The-Market Offering
On August 8, 2022, the Company entered into a sales agreement with Cowen relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $75.0 million (the "2022 Sales Agreement"). The Company did not issue any shares of common stock pursuant to the 2022 Sales Agreement prior to the three months ended September 30, 2023. During the three months ended September 30, 2023, the Company issued an aggregate of 130,598 shares of common stock pursuant to the 2022 Sales Agreement at a weighted average purchase price of $2.49 resulting in aggregate gross proceeds of approximately $0.3 million, reduced by $0.2 million in issuance costs, resulting in net proceeds to the Company of approximately $0.1 million. As of September 30, 2023, $74.7 million is available pursuant to the Company's 2022 Sales Agreement.
Results of Operations
Three Months Ended September 30, 2023 and September 30, 2022

(In thousands, except per share amounts, percentages and billable test revenue samples)	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues:
Test revenue	$3,692	$3,433	$259	8%
Contract revenue	223	140	83	59%
Total revenues	3,915	3,573	342	10%
Cost of revenues:
Cost of test revenue	3,661	3,644	17	—%
Cost of contract revenue	82	50	32	64%
Total cost of revenues	3,743	3,694	49	1%
Gross profit	172	(121)	293	*
Gross profit (loss) as a percent of total revenue	4%	(3)%
Operating expenses:
Sales and marketing	8,123	14,632	(6,509)	(44)%
Research and development	3,595	5,702	(2,107)	(37)%
General and administrative	8,264	8,806	(542)	(6)%
Total operating expenses	19,982	29,140	(9,158)	(31)%
Loss from operations	(19,810)	(29,261)	9,451	(32)%
Other income:
Interest income, net	641	485	156	32%
Change in fair value of warrant liability	5	4	1	25%
Total other income	646	489	157	32%
Net loss	$(19,164)	$(28,772)	$9,608	(33)%
Basic and diluted net loss per share	$(0.57)	$(0.96)	$0.39	(41)%

Other Operating Data:
Billable test revenue samples	15,710	18,080	(2,370)	(13)%
* Absolute value percentage change greater than 100

Test Revenue
Test revenues increased $0.3 million, or 8%, to $3.7 million for the three months ended September 30, 2023, compared to $3.4 million for the three months ended September 30, 2022. The increase in test revenues was primarily driven by an increase in average selling price as we have started to prioritize billable sample volume with contracted payors, and lower revenue adjustments for tests run in prior periods.
Billable samples decreased to approximately 15,710 for the three months ended September 30, 2023, compared to approximately 18,080 for the three months ended September 30, 2022. Sample volume is dependent on two major factors: the number of clinicians who order a test in any given quarter and the number of tests ordered by each clinician during the period. The number of ordering clinicians and the utilization per clinician can vary based on a number of factors, including the types of skin cancer conditions presented to clinicians, clinician reimbursement, office workflow, market awareness, clinician education and other factors. We are also currently prioritizing volume in geographies where we have payor coverage versus overall volume growth as one factor to potentially increase average selling price.
Contract Revenue
Contract revenues with pharmaceutical companies increased $0.1 million to $0.2 million for the three months ended September 30, 2023, compared to $0.1 million for the three months ended September 30, 2022. The increase is attributable to a higher number of kit shipments and more laboratory services performed for several pharmaceutical companies. Contract revenues can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors.
Cost of Revenue
Cost of revenues was flat at $3.7 million for the three months ended September 30, 2023 and September 30, 2022. While billable sample volume for the quarter ended September 30, 2023 decreased relative to billable sample volume for the quarter ended September 30, 2022, cost of revenue remained flat over the same period largely due to higher overhead costs pertaining to our new facility. As of September 30, 2023, a large portion of the costs of revenue are fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. The variable cost of revenue expenses incurred primarily relate to compensation-related costs for our laboratory scientists and technicians, laboratory supplies, shipping costs and Smart Sticker collection kits. We remain committed to continuing the improvements of our laboratory processes in order to become more cost efficient and productive.
Operating Expenses
Sales and Marketing
Sales and marketing expenses decreased $6.5 million, or 44%, to $8.1 million for the three months ended September 30, 2023, compared to $14.6 million for the three months ended September 30, 2022. The decrease was due to a reduction in employee compensation related cost from our Restructuring Plan, reduced spend around marketing activities and reduced consulting costs.
Research and Development
R&D expenses decreased $2.1 million, or 37%, to $3.6 million for the three months ended September 30, 2023, compared to $5.7 million for the three months ended September 30, 2022. The decrease was due to reduced compensation costs from lower headcount, lower lab supply spending and lower clinical study costs.
General and Administrative
General and administrative expenses decreased $0.5 million, or 6%, to $8.3 million for the three months ended September 30, 2023, compared to $8.8 million for the three months ended September 30, 2022. The decrease was due to a reduction in employee compensation related costs from our Restructuring Plan, reduced legal fees and reduced insurance costs, offset by higher overhead related costs from our new facility.

Interest Income, net
Interest income, net of $0.6 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, consists primarily of interest earned on our short-term marketable securities.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability for the three months ended September 30, 2023 was a gain of $5,000, compared to a gain of $4,000 for the three months ended September 30, 2022. The change in fair value of warrant liability is calculated by adjusting the value of the outstanding Private SPAC Warrants held by original holders to the current market value at each reporting period.

Nine Months Ended September 30, 2023 and September 30, 2022

(In thousands, except per share amounts, percentages and billable test revenue samples)	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues:
Test revenue	$10,682	$11,098	$(416)	(4)%
Contract revenue	690	426	264	62%
Total revenues	11,372	11,524	(152)	(1)%
Cost of revenues:
Cost of test revenue	11,361	10,410	951	9%
Cost of contract revenue	175	111	64	58%
Total cost of revenues	11,536	10,521	1,015	10%
Gross (loss) profit	(164)	1,003	(1,167)	*
Gross (loss) profit as a percent of total revenue	(1)%	9%
Operating expenses:
Sales and marketing	36,573	45,076	(8,503)	(19)%
Research and development	11,891	18,955	(7,064)	(37)%
General and administrative	35,359	26,258	9,101	35%
Total operating expenses	83,823	90,289	(6,466)	(7)%
Loss from operations	(83,987)	(89,286)	5,299	(6)%
Other income:
Interest income, net	2,186	700	1,486	*
Change in fair value of warrant liability	4	126	(122)	*
Total other income	2,190	826	1,364	*
Net loss	$(81,797)	$(88,460)	$6,663	(8)%
Basic and diluted net loss per share	$(2.55)	$(2.95)	$0.40	(14)%

Other Operating Data:
Billable test revenue samples	50,960	50,770	190	—%
* Absolute value percentage change greater than 100

Test Revenue
Test revenues decreased $0.4 million, or 4%, to $10.7 million for the nine months ended September 30, 2023, compared to $11.1 million for the nine months ended September 30, 2022. The decrease in test revenues was primarily driven by a decrease in average selling price from lower collection estimates for certain non-contracted commercial payors, including revenue adjustments for tests run in prior periods. Billable samples increased to approximately 50,960 for the nine months ended September 30, 2023, compared to approximately 50,770 for the nine months ended September 30, 2022.
Contract Revenue
Contract revenues with pharmaceutical companies increased $0.3 million, or 62%, to $0.7 million for the nine months ended September 30, 2023, compared to $0.4 million for the nine months ended September 30, 2022. Contract revenue can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can change due to variability of patient enrollment, drug safety and efficacy and other factors.
Cost of Revenue
Cost of revenues increased $1.0 million, or 10%, to $11.5 million for the nine months ended September 30, 2023, compared to $10.5 million for the nine months ended September 30, 2022. The increase was largely attributable to higher overhead costs pertaining to our new facility. As of September 30, 2023, a large portion of the costs of revenue are fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. The variable cost of revenue expenses incurred primarily relate to compensation-related costs for our laboratory scientists and technicians, laboratory supplies, shipping costs, equipment maintenance, and utilities. We remain committed to continuing the improvements of our laboratory processes in order to become more cost efficient and productive.
Operating Expenses
Sales and Marketing
Sales and marketing expenses decreased $8.5 million, or 19%, to $36.6 million for the nine months ended September 30, 2023, compared to $45.1 million for the nine months ended September 30, 2022. The decrease was due to a reduced spend around marketing activities, a reduction in employee compensation related cost from our Restructuring Plan and reduced consulting costs.
Research and Development
R&D expenses decreased $7.1 million, or 37%, to $11.9 million for the nine months ended September 30, 2023, compared to $19.0 million for the nine months ended September 30, 2022. The decrease was due to reduced compensation costs from lower headcount, lower clinical study costs and lower lab supply spending.
General and Administrative
General and administrative expenses increased $9.1 million, or 35%, to $35.4 million for the nine months ended September 30, 2023, compared to $26.3 million for the nine months ended September 30, 2022. The increase was primarily due to $2.1 million in costs related to the Restructuring Plan, separation benefits of $3.6 million related to our former CEO, (including $3.0 million of stock-based compensation for the acceleration of share-based awards), higher overhead from our new facility and higher employee compensation related costs offset by reduced insurance costs and reduced legal costs.
Interest Income, net
Interest income, net of $2.2 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively, consists primarily of interest earned on our short-term marketable securities.

Change in Fair Value of Warrant Liability
Change in fair value of warrant liability for the nine months ended September 30, 2023 was a gain of $4,000, compared to a gain of $0.1 million for the nine months ended September 30, 2022. The change in fair value of warrant liability is calculated by adjusting the value of the outstanding Private SPAC Warrants held by original holders to the current market value at each reporting period.
Liquidity and Capital Resources
We have never been profitable and have historically incurred substantial net losses, including net losses of $116.7 million for the twelve months ended December 31, 2022 and $81.8 million for the nine months ended September 30, 2023. As of September 30, 2023, our accumulated deficit was $404.8 million. At the end of 2020 and throughout 2021 and 2023, we raised approximately $50.3 million in gross proceeds facilitated through our at-the-market offering. In addition, we completed an underwritten public offering in January 2021, which raised a total of $143.7 million in gross proceeds. We have historically financed operations through private placement and public equity offerings.
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
As of September 30, 2023, our cash and cash equivalents totaled approximately $37.2 million and short-term marketable securities totaled approximately $31.0 million. The Company's management has evaluated whether or not our cash and cash equivalents on hand would be sufficient to sustain projected operating activities through at least the next 12 months from the issuance of our unaudited condensed consolidated financial statements for the quarter ended September 30, 2023 (this 12-month period from the date of issuance, the “Evaluation Period”) as required by Accounting Standards Codification (ASC) 205-40 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The Company's management believes that based on its currently planned business operations and considering the Restructuring Plan, currently available resources will provide sufficient funds to meet its anticipated operating costs for at least the next 12 months from the Evaluation Period. This assessment must be made by management on a quarterly basis based on the facts and circumstances then in existence and available to or known by management. The Company currently anticipates that it will need to raise additional capital, increase average selling prices and revenues, or further reduce operating costs following the Evaluation Period and by the time of filing of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2023, in order for the Company to have sufficient funds to meet its anticipated operating costs for at least 12 months following the next Evaluation Period. In the event the Company is not successful in raising additional capital, the Company may be required to further reduce operating expenses, which could have an adverse impact on its ability to achieve its intended business objectives.
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
•timing of and costs related to future international expansion; and
•our ability to maintain the listing of our common stock on The Nasdaq Capital Market.

There can be no assurances as to the availability of additional financing or the terms upon which additional financing may be available to us. If we are unable to obtain sufficient funding at acceptable terms, we may be forced to significantly curtail our operations, and lack of sufficient funding may have a material adverse impact on our ability to continue as a going concern.
Cash Flow Analysis

(amounts in thousands)	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(64,272)	$(74,030)
Net cash provided by/(used in) investing activities	17,621	(7,858)
Net cash provided by financing activities	6,103	950
Net cash used in operating activities for the nine months ended September 30, 2023 totaled $64.3 million, primarily driven by the $81.8 million net loss, offset partially by non-cash related items, including $15.4 million in stock-based compensation, $3.1 million in amortization of operating lease ROU assets and $1.4 million in depreciation. In addition, we had a net cash outflow of $2.1 million through net changes in working capital balances driven primarily by cash inflows of $0.6 million due to the decrease in accounts receivable, $0.6 million from the decrease in inventory, $1.2 million through the decrease of prepaid expenses and other current assets offset by the cash outflows of $2.1 million from the decrease in accrued compensation, $1.7 million through the decrease in accounts payable, accrued liabilities and deferred revenue and $0.6 million from the decrease in operating lease liabilities.
Net cash provided by investing activities for the nine months ended September 30, 2023 totaled $17.6 million, which related to the outflow from the purchase of $34.4 million of marketable securities and $1.1 million from the purchase of equipment offset by the inflow from the sales and maturities of marketable securities of $53.1 million.
Net cash provided by financing activities for the nine months ended September 30, 2023 totaled $6.1 million, which was driven primarily by $5.2 million in net proceeds raised through our at-the-market offerings from the 2020 Sales Agreement and the 2022 Sales Agreement and $0.9 million in proceeds from contributions to the 2020 ESPP.
Off-Balance Sheet Arrangements
As of September 30, 2023, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective as of such date for this purpose.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

On October 16, 2023, a purported class action lawsuit titled Bagheri v. DermTech, Inc., et al., Case No. 23-cv-1885-DMS-JLB, was filed in the United States District Court for the Southern District of California against the Company and certain of its current and/or former officers (collectively, “Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between May 3, 2022 and November 3, 2022. The complaint generally alleges that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements regarding the Company’s business, operations, and prospects. The action includes claims for damages and an award of reasonable costs and attorneys’ fees and expert fees. Given the early stage of this litigation, the probability of an outcome cannot be determined at this time. The Company intends to vigorously defend against all claims.
Item 1A. Risk Factors.
There have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except for the addition of the following risk factor:

We may fail to achieve the expected cost savings and related benefits from our Restructuring Plan.

On June 26, 2023, the Board approved the Restructuring Plan, which was intended to prioritize the significant growth opportunities for the DMT, streamline operations, suspend pipeline programs and significantly reduce overall operating expenses. The Restructuring Plan primarily related to sales, marketing and G&A functions and resulted in a workforce reduction of approximately 15% of the Company’s workforce. As part of the Restructuring Plan, the Company incurred one-time charges of $2.1 million in the second quarter of 2023. The one-time charges consist primarily of severance payments, employee benefits and stock-based compensation for the acceleration of share-based awards.

The Company currently estimates annualized operating expense savings of between $25 million and $30 million as a result of the Restructuring Plan and based on the fourth quarter of 2023. There is no guarantee that the Restructuring Plan will achieve its intended benefits. For example, the Company's cost restructuring efforts may not result in the anticipated savings or other economic benefits, or could result in total costs and expenses that are greater than expected. In addition, the Company may not be able to effectively realize all the cost savings anticipated by the Restructuring Plan and may incur termination and other costs not previously contemplated, which could be material. The Restructuring Plan may cause disruption to the Company's business operations. For example, the Restructuring Plan resulted in the loss of a number of long-term employees, which could result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect the Company's operations. In addition, the Restructuring Plan could negatively impact the Company's ability to attract, integrate, retain and motivate key employees.
Item 5. Other information.
On October 31, 2023, as recommended by the Compensation Committee of the Board, our Board approved and adopted the DermTech, Inc. Clawback Policy (the “Clawback Policy”), which was established in accordance with the listing requirements of The Nasdaq Stock Market. The Clawback Policy provides for the recovery or “clawback” of certain erroneously awarded incentive-based compensation in the event that the Company is required to prepare an accounting restatement. The Clawback Policy is effective as of October 2, 2023. The foregoing description of the material terms of Clawback Policy is qualified in its entirety by reference to the full text of the Clawback Policy, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.
The following documents are filed as part of this Form 10-Q.

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended		10-Q	001-38118	08/03/23
3.2	Bylaws of the Company		10-K	001-38118	3/11/20

10.1*	Offer Letter, dated September 6, 2023 by and between the Company and Mark Aguillard		8-K	001-38118	9/11/23
10.2*	DermTech, Inc. Clawback Policy	X

10.3*^	Separation Agreement, by and between the Company and Todd Wood, dated June 26, 2023		8-K/A	001-38118	7/13/23
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL.	X
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

DermTech, Inc.

Date: November 2, 2023	By:	/s/ Bret Christensen
Bret Christensen
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Kevin Sun
Kevin Sun
Chief Financial Officer (Principal Financial and Accounting Officer)