Form 10-K
period 2023-12-31
DermTech, Inc.
filed 2024-02-29
CIK 1651944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38118
____________________________________________________
DERMTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-2870849 (IRS Employer Identification No.)

12340 El Camino Real, San Diego, CA	92130 (Zip Code)
Registrant’s telephone number, including area code: (858) 450‑4222
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DMTK	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value, held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $85,237,006 (based on the closing price of the registrant’s common stock on June 30, 2023 of $2.60 per share).
The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share as of February 23, 2024 was 34,623,443.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2023. Portions of such proxy statement are incorporated by reference into Part III of this Form 10‑K.

Auditor Firm ID: 185	Auditor Name: KPMG LLP	Auditor Location: San Diego, CA

i

DERMTECH, INC
ANNUAL REPORT ON FORM 10‑K
YEAR ENDED DECEMBER 31, 2023
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
•our anticipated need and ability to raise additional capital when and as needed and on acceptable terms to fund and continue our planned operations, commercialize our products, and expand our operations;
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
•our ability to retain the requisite licenses and accreditations for our sole laboratory, including our current Joint Commission (“JCO”) accreditation;
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
•how changes in federal health care policy and applicable regulations, including the potential additional regulation of LDTs, could increase our costs, decrease our revenues, impact sales of and reimbursement for our tests and otherwise materially and adversely affect our business;
•our ability to continue to comply with federal and local laws and regulations concerning our business and operations and the consequences resulting from our failure to comply with such laws;
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
Business Overview

We are a molecular diagnostic company developing and marketing novel non-invasive genomics tests to aid in the diagnosis and management of melanoma. Our technology enhances evaluation of lesions suspicious for melanoma using non-invasive sample collection and detecting genomic markers associated with melanoma to identify higher risk lesions or rule out melanoma with a 99% or higher negative predictive value ("NPV") (Gerami et al. J Am Acad Dermatol. 2017; Skelsey et al. SKIN. 2021). Our scalable genomics assays have been designed to work with our adhesive patch, the DermTech Smart StickerTM (the “Smart Sticker”), which is used to non-invasively collect skin tissue samples for analysis.

We are addressing unmet needs in the clinical evaluation pathway of pigmented skin lesions, such as moles or dark colored skin spots. Our DermTech Melanoma Test (the “DMT”) facilitates the clinical assessment of pigmented skin lesions for melanoma. We initially focused on marketing the DMT to a large group of dermatology clinicians and are currently prioritizing billable samples in geographies where we have payor coverage versus overall volume growth as one factor to potentially increase average selling price. The application of our Smart Sticker to collect samples non-invasively may allow us to eventually market the DMT more broadly to primary care physicians, beyond integrated primary care networks. We process our tests in our high complexity molecular laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), accredited by the Joint Commission, formerly the Joint Commission on Accreditation of Healthcare Organizations (“JCO”), and licensed by the State of California as well as other states requiring out-of-state licensure, including New York. We also provide laboratory services to several pharmaceutical companies that access our technology on a contract basis typically related to ongoing clinical trials or other studies to advance therapeutics.

Our Business
We are a molecular diagnostic company developing and marketing novel non-invasive genomics tests to aid in the evaluation and management of pigmented lesions suspicious for melanoma. Our platform may change the diagnostic paradigm in dermatology from one that is subjective, invasive, less accurate and higher-cost, to one that is objective, non-invasive, more accurate and lower-cost. We currently offer the DMT, which is an innovative, non-invasive way to enhance evaluation of pigmented lesions suspicious for melanoma with a demonstrated negative predictive value of 99% or higher. Our scalable genomics platform has been designed to work with our Smart Sticker, which provides an easy and non-invasive way to collect a skin sample, in contrast to the existing standard of care of using a scalpel to biopsy suspicious lesions. We also provide our research services and technology platform on a contract basis to pharmaceutical companies that may use the technology to support their clinical trials. Pharmaceutical companies use our Smart Sticker to test for the existence of genomic targets of various skin diseases and measure the response of drugs under development. We process our test in our CLIA-certified commercial laboratory, which is also JCO accredited and licensed by the California Department of Public Health as well as other states that require out-of-state licensure. As described below, our technology platform is easy to use and integrates seamlessly into the current clinical diagnostic pathway by providing (i) simple and rapid tissue collection and shipping via standard express mail, (ii) sample processing via quantitative polymerase chain reaction (“qPCR”), DNA sequencing or assays and (iii) results are reported to a physician within 5 business days from receipt of the sample in the laboratory.
Dermatology is one of the largest medical markets in the United States. The skin cancer segment has over 15 million surgical diagnostic procedures performed each year, with an average annual spend of $8.1 billion, according to the American Academy of Dermatology (“AAD”). Current dermatologic diagnosis is primarily based on subjective visual assessments and subsequent surgical diagnostic procedures. This legacy paradigm is prone to error and results in a substantial number of unnecessary and invasive surgical procedures. Our platform provides a non-invasive alternative that minimizes patient discomfort, scarring, and risk of infection. Further, because our testing results utilize genomic analysis, we provide more accurate, objective diagnostic information than the currently prevailing diagnostic procedures. As described below, a study published in JAMA Dermatology demonstrated that the foundational assay of the DMT lowers the cost to diagnose melanoma while providing a more accurate and less invasive alternative to current methods used to evaluate lesions suspicious for melanoma (Hornberger and Siegel. JAMA Dermatol. 2018), providing a test that assesses genomic atypia for key genomic markers, and that has been demonstrated to rule-out melanoma with a 99% or higher negative predictive value.

The healthcare market is saturated with genomic tests that are primarily marketed to pathology and oncology specialists. We are the first company to offer a non-invasive genomic test to the clinical dermatology market. We believe our technology platform may allow us to eventually expand the base of clinicians (e.g. primary care clinicians) that can incorporate our test to enhance the practice of precision dermatology. As healthcare delivery diverges to support more convenient delivery models, such as pharmacy-based/retail clinics and telemedicine, we believe our platform may facilitate the migration of dermatologic care to these alternative models. We also believe our platform may allow for expanded consumer-based sample collection shipped directly to our laboratory, positively impacting the ease of use and convenience of providing dermatologic care.
We originally marketed the DMT under the name Pigmented Lesion Assay or PLA. The PLA assessed pigmented skin lesions, moles or dark skin spots to rule out melanoma. In particular, the PLA detected expression of the LINC00518 (“LINC”) and preferentially expressed antigen in melanoma (“PRAME”) genes using a nucleic acid amplification process called reverse transcription-polymerase chain reaction (“RT-PCR”). We introduced an add-on assay to PLA in 2021, which was designed to identify the presence of mutations in TERT gene promoter region using DNA sequencing (Jackson et al. SKIN. 2020). We then branded the PLA and TERT add-on-assay as the DMT. Positive results for LINC, PRAME or TERT correlate with a lesion at higher risk for melanoma. If none of the biomarkers are detected, there is a 99% or higher probability (or negative predictive value) that the tested mole is not melanoma.
Effective March 1, 2024, the DMT will only include the foundational PLA assay and will no longer include the TERT add-on test, meaning the DMT will test for LINC and PRAME biomarkers, as TERT has limited impact on decision‑making when evaluating pigmented lesions for melanoma. Removal of TERT does not impact the negative predictive value of the test. Multiple studies, including the Company’s recently completed Trust 2 Study, demonstrated the foundational PLA's NPV to be 99% or higher. A high NPV for a rule-out test provides assurance to clinicians and patients that a suspicious pigmented lesion which tests negative is unlikely to be a melanoma. Each reference to DMT herein below refers to the foundational PLA assay only.
In March 2019, Medicare’s Molecular Diagnostic Services program, administered by Palmetto GBA (“MolDX”), which performs technology assessments for genomic tests, issued a favorable Local Coverage Determination (“LCD”) draft (the “Draft LCD”) for the DMT. In October 2019, the American Medical Association (“AMA”) provided us with a Current Procedural Technology Proprietary Laboratory Analysis code of 0089U for the DMT (the “PLA Code”). Pricing of $760 for the PLA Code was published on December 24, 2019 as part of the Centers for Medicare and Medicaid Services (“CMS”) Clinical Laboratory Fee Schedule (“CLFS”) for 2020, which has been confirmed for 2023. The Medicare final LCD (the “Final LCD”) first made available on December 26, 2019 expanded the coverage from the Draft LCD from one test per date of service to two tests per date of service for a certain percentage of patients, and is indicated only for use on pigmented lesion for which a diagnosis of melanoma is being considered. Also, the test may only be ordered by clinicians who have knowledge, experience and skill to evaluate pigmented lesions and perform biopsies. The test is covered for use as a source of information on whether or not to perform a biopsy. Our local Medicare Administrative Contractor, Noridian Healthcare Solutions, LLC (“Noridian”) relies upon MolDX for technology assessments of genomic-based tests and has adopted the Final LCD issued by MolDX. Noridian has issued its own LCD announcing coverage of the DMT. Even though the effective date of Noridian’s LCD is June 7, 2020, Noridian began reimbursing us for the DMT as of February 10, 2020.
Of the approximate 4 million surgical biopsies performed each year on pigmented skin lesions, over 90% are negative for melanoma and represent avoidable surgical procedures. The DMT improves the assessment of pigmented lesions by reducing the number of surgical biopsies required to diagnose melanoma by five to tenfold (from about 25:1 to about 2.5-5.0:1). In addition, the DMT improves the positive predictive value (“PPV”) approximately five-fold (from 3-4% with the current surgical techniques to 18.7% with DMT). (Gerami et al. J Am Acad Dermatol. 2017; Skelsey et al. SKIN. 2021; Brouha et al SKIN. 2021).

The performance of the DMT is supported by numerous investigational studies, which enrolled an aggregate of over 9,000 patients and yielded more than 20 peer-reviewed publications in top-rated medical dermatology journals. A study published in JAMA Dermatology directed to the DMT demonstrated that incorporation of the test in practice could significantly lower the cost to diagnose melanoma while providing a more accurate assessment and less invasive alternative to current methods. The current AAD melanoma guidelines indicate that non-invasive gene expression testing can be used as a part of the initial clinical assessment for pigmented lesions. In January 2021, the National Comprehensive Cancer Network® (“NCCN”) updated their NCCN Clinical Practice Guidelines in Oncology (“NCCN Guidelines®”) for cutaneous melanoma under “Common Follow-up Recommendations for All Patients” as Category 2A, which states the use of pre-diagnostic noninvasive genomic patch testing may be helpful to guide biopsy decisions for cutaneous melanoma. The NCCN reaffirmed their recommendation in February 2024 (version 1.2024) that “for melanocytic neoplasms that are clinically/dermoscopically suspicious for melanoma, pre-diagnostic noninvasive patch testing may also be helpful to guide biopsy decisions” for cutaneous melanoma. The NCCN’s recommendation indicated that there is uniform consensus that the intervention is appropriate. Also, recommendations and/or commentary regarding the DMT have been published by the National Society for Cutaneous Medicine (“NSCM”), the Melanoma Research Alliance (“MRA”), and UpToDate. Additionally, an independent panel of melanoma experts has produced consensus recommendations for use of the DMT. We believe the DMT can be used as an alternative for the majority of these surgical biopsy procedures.
We market our DMT directly to dermatology clinicians in the United States with a team of approximately 55 sales representatives. With coverage of the DMT by Medicare, Veterans Affairs, TRICARE, the second largest lab benefit manager in the United States, and coverage by seven of the ten largest insurers associated with the Blue Cross Blue Shield Association (“Blues plans”), more than 130 million patients have reimbursable access to the DMT. Based on the momentum of the coverage wins in 2023, as well as continued publication of clinical data, we believe the DMT is being reviewed for coverage by additional large commercial payors. We believe we will achieve successful coverage outcomes from these efforts over the next 12 to 24 months, although no assurances can be given that any reimbursement coverage approvals will be obtained, including in the event we are unable to continue as a going concern.
We process the DMT through our commercial laboratory located in San Diego, California, which is licensed by the State of California and all states requiring out-of-state licensure, including New York, which is generally considered to have a rigorous licensing process for clinical diagnostic laboratories. We believe we can scale our current laboratory facility to process over 1,000,000 DMT tests per year with additional headcount and equipment.
We believe the total annual United States market opportunity for the DMT may exceed $2.5 billion, and that the select annual worldwide market consisting of Australia, Europe, and Canada exceeds $750 million. We currently offer the DMT primarily in the United States.
We also provide contract research services using our non-invasive molecular skin analysis platform to pharmaceutical companies to facilitate the development of new therapies (including biologics) in dermatology and cancer. These companies may use our platform and services using genomic and other biomarkers to assess treatment response, monitor side effects, identify potential drug targets, and identify likely responders to the therapy under development. We have completed and have ongoing contract research services with large pharmaceutical companies. We have supported programs across the spectrum of pharmaceutical development stages from Phase 1 through Phase 3. We believe that some of these collaborations may lead to a complementary or companion diagnostic product for the pharmaceutical partner’s therapeutic candidate, if it reaches the commercial market. We have booked over $3.0 million of orders pursuant to research contracts in 2023, and many of these contracts are multi-year in length.
We have also progressed other skin cancer tests to various stages of development including for non-melanoma skin cancers (basal cell and squamous cell cancers). In the United States, approximately 12 million surgical biopsies are performed each year to diagnose approximately 5.4 million non-melanoma skin cancers. Many of the initial surgical procedures for these skin cancers are performed on cosmetically sensitive areas of the body, such as the face, neck and chest, creating significant demand for a non-invasive alternative. We believe the total market opportunity for our non-melanoma skin cancer products may exceed $3 billion in the United States and $1 billion in select world-wide markets.
We have also conducted some initial research and development regarding tests to facilitate the assessment of inflammatory skin diseases, such as atopic dermatitis and psoriasis, which may aid in the appropriate diagnosis and treatment of these conditions. The prevalence of atopic dermatitis in the United States is reported to be approximately 12% in children and 7.0% in adults with approximately 6.6 million patients having moderate-to-severe disease. The prevalence of psoriasis in the United States is approximately 2.2% with approximately 1.3 million patients having moderate to severe disease.

Our non-invasive specimen collection platform maximizes collection of relevant tissue with minimal patient discomfort using adhesive patches. We have developed significant intellectual property and know-how around the use of adhesives for non-invasive handling of this type of tissue sample (e.g., storage/transportation). We have developed a proprietary process that allows us to extract genomic material from the patches with sufficient quality and quantity to perform downstream analyses, including gene expression, DNA mutation and transcriptomic analyses. We believe our technology can be used to develop non-invasive tests to help inform on the clinical management for a variety of skin diseases and conditions. For example, we could attempt to develop tests to help diagnose non-melanoma skin cancer, to measure UV-induced DNA damage in healthy appearing skin, or to assess the skin microbiome. Future development efforts may also permit the introduction of our sample collection technology to facilitate evaluation of various non-dermatologic conditions where the skin can serve as a surrogate target organ.
Our Competitive Advantages
The DermTech Melanoma Test enhances pigmented lesion evaluation by differentiating high risk moles that should undergo biopsy from those that can be monitored over time. The DMT is used to assess pigmented lesions by detecting melanoma-associated genomic markers with an NPV demonstrated to be 99% or higher where the target genes are not detected. If one or both of the target genes are detected, there is a higher risk that tested lesions may be melanoma (e.g., melanoma in situ or stage 1a). In our clinical studies, the DMT has an observed sensitivity of 91-97% and a specificity of 69-91% in differentiating these early-stage melanomas from non-melanomas using expert consensus histopathologic diagnosis as the reference standard. With an NPV of 99% or higher, there is a high probability that a lesion that tests negative for melanoma is, in fact, not melanoma. We completed a long-term follow-up study directed to the DMT that also confirmed the 99% NPV by reevaluating and retesting lesions that tested negative 12 to 24 months prior to each subject’s enrollment in the study. Additionally, we completed another study ("TRUST Study"), that demonstrated that the DMT increases the PPV for melanoma diagnosis by approximately fivefold, from 3-4% for the current pathway to 18.7% for the DMT (Skelsey et al. SKIN. 2021). We have also completed our “TRUST 2 Study” as a long-term follow-up investigation to further validate the clinical utility of our test. The TRUST 2 study, which was initiated in 2021, analyzed over 20,000 patients tested with the DMT in a real-world clinical setting. Follow-up evaluations occurred for more than 5,000 tested lesions, with median and mean follow-up durations of 348 days and 337 days, respectively. Follow-up evaluations included pathology diagnoses for lesions that were biopsied and visual re-examination for lesions that were monitored rather than biopsied, in which the lesion was classified as either stable/unchanged or changed in a manner concerning for melanoma. Study results demonstrated an NPV of 99.7% for the DMT. In addition, DMT has demonstrated an approximate tenfold reduction in surgical procedures, relative to the current visual assessment and histopathology standard of care. Such a reduction can result in significant cost savings for the health care system and could reduce patient morbidity as compared to other diagnostic approaches.

	The DMT		Visual Assessment & Pathology (Current Standard)
Mechanism	Tumor Biology		Pattern Recognition
Surgical Procedure Required	No		Yes
Platform Technology	Yes		N/A
Multiple Dermatologic Indications	Yes		Yes
Physician Payment	Yes		Yes
Simple Practice Integration	Yes		N/A
Ease of Use	Yes		N/A
Number Needed to Biopsy(1)	2.7		>25
Number Needed to Excise(2)	1.6		5.2
Better Performance
NPV(3)	≥99%		>81-89%
PPV(4)	18.7%		4%
Sensitivity(5)	91%		65-84%
Cost	$760	(6)	$1,196 - $1,396
Capital Equipment	No		No
Table 1. The data summarized above compares the DMT with other techniques and the existing standard of care for assessing pigmented lesions suspicious for melanoma (Gerami et al. J Am Acad Dermatol. 2017; Jackson et al. SKIN. 2021).
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
(6)Figure represents a projected United States reimbursed price, though this price has not yet been negotiated with all United States payors. Pricing of $760 for the PLA Code was published on December 24, 2019 as part of the CMS Laboratory Fee Schedule for 2020 and confirmed for 2024. The Medicare Final Coverage Decision was made available on December 26, 2019 and the DMT became eligible for Medicare reimbursement on February 10, 2020.
Our technology platform has the potential to transform dermatologic practice. We are the first and only company to offer non-invasive genomic testing to clinicians that practice dermatology. Current dermatologic practice is based on subjective visual assessments of cellular change that are prone to inaccuracy and lead to invasive surgical procedures that drive unnecessary costs. Our technology platform seeks to transform this paradigm by detecting changes at the genome level where cancer begins. Our product provides non-invasive, objective, and more accurate information, thereby broadening the base of clinicians that can provide dermatologic care while also improving the performance of specialists.
Ease of use. Our non-invasive Smart Sticker sample collection procedure can be performed in less than five minutes. All the necessary items, including Smart Stickers, instructions, a marking pen for outlining the lesion, and a preaddressed and prepaid return shipping label, are contained in our kit. With a clinician's order of the test, the collection procedure can also be performed at the patient’s home with clinician guidance, and where clinically appropriate.

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
Strong intellectual property protection. We have thirteen issued United States patents, one of which is broadly directed to the use of an adhesive tape to collect skin samples for analysis of nucleic acids. In addition, we have been awarded patents directed to unique gene expression profiles and classifiers used to identify melanoma, two of which will not expire until 2029, and a third that will not expire until 2030. We also have a patent covering methods for analyzing skin samples collected using adhesive tapes, expiring in 2029. Additional efforts to further expand our patent portfolio are ongoing and a number of provisional and non-provisional patent applications have been filed. We have also developed unique know-how and proprietary processes that allow us to extract sufficient quantities of low-quality genomic material from adhesive patch samples suitable for analysis.
Our Strategy
Our goal is to become the global leader in non-invasive genomics testing for dermatologic conditions. We believe our robust intellectual property portfolio, platform technology, first-to-market advantage, and groundbreaking research will facilitate the achievement of this goal. Specifically, we will focus on the following objectives:
Build a specialized sales force to introduce our products to dermatologists. We have established a direct specialty sales force. We will recruit experienced sales representatives as needed, primarily those from the dermatology sector who have existing physician relationships. We believe we could also leverage this sales force by establishing additional distribution relationships with laboratory companies that do business with clinical dermatologists or sell molecular tests.
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
In addition to our demonstrated clinical validity, clinical utility is the most important attribute of a test for establishing coverage policies with payors because it demonstrates how frequently physicians adhere to the recommendation of the test and the resulting improvement in clinical outcomes. In 2020, we completed and published our largest clinical utility study of the DMT based on real-world commercial usage. This study involved 3,418 cases, corroborates earlier utility studies and demonstrates that clinicians adhere to the recommendation of the DMT more than 98% of the time. The DMT significantly reduces surgical procedures and improves the diagnostic pathway for pigmented lesion assessment. Lesions clinically suspicious for melanoma had negative test results in over 90% of cases, which led to an approximately 90% reduction in surgical biopsies in our 2020 study (Brouha et al. J Drugs Dermatol. 2020). In January of 2021, we published additional registry study data highlighting that use of the DMT increased PPV from approximately 4% to 18.7% (Brouha et al. SKIN. 2021). We believe our body of clinical evidence and utility data will lead to securing coverage policies from the major commercial payors over the next 12 to 24 months, although no assurances can be given that any reimbursement coverage approvals will be obtained, including in the event we are unable to continue as a going concern.
We have secured several contracts with major preferred provider networks and national governmental payers. We also received a favorable policy from the second largest lab benefit manager in the United States. We have submitted clinical and technology assessment packages to several lab benefit managers and third-party review organizations that provides consultative services for payors. We engage with national commercial payors throughout the year to evaluate coverage of the DMT.

Integrate our products into the standard of care. We conduct rigorous clinical research and publish the results in peer-reviewed journals. Overall, our research has yielded over 20 publications. The DMT’s performance is supported by over ten investigational studies, which enrolled an aggregate of over 9,000 patients. Our research is frequently highlighted at clinical meetings and has several times been accepted for peer-reviewed late-breaking presentations at major medical society meetings.
The AAD melanoma guidelines have indicated that non-invasive gene expression testing can be used as a part of the initial clinical assessment for pigmented lesions. In January 2021, NCCN recommended under "Common Follow-up Recommendations for All Patients" the use of pre-diagnostic noninvasive genomic patch testing may be helpful to guide biopsy decisions for cutaneous melanoma. In February 2024 (version 1.2024), NCCN reaffirmed its recommendation that "for melanocytic neoplasms that are clinically/dermoscopically suspicious for melanoma, pre-diagnostic noninvasive patch testing may also be helpful to guide biopsy decisions" for cutaneous melanoma. In addition, an independent panel of melanoma experts produced consensus recommendations for use of the DMT, which were published in 2019.
We have established an extensive group of advisors of Key Opinion Leaders (“KOLs”) in dermatology, including multiple former presidents of the AAD. These KOLs speak extensively about our technology platform and the DMT at various clinical and research meetings. In addition, these KOLs participate in our clinical studies and publish findings in peer-reviewed journals.
Establish alternate care delivery channels. We continue to expand our efforts in alternate care delivery channels including integrated primary care networks, reference labs and community primary care clinics.
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
Establish distribution partnerships for primary care. A substantial portion of dermatologic care is practiced in primary care. We plan to eventually access the primary care market more broadly by potentially establishing distribution relationships with companies that focus on these physicians. An ideal partner would have several hundred total sales professionals who access the primary care market with experience selling genomic diagnostic products. We have an agreement with Sonora Quest Laboratories ("Sonora Quest") that allows Sonora Quest to be the exclusive laboratory in Arizona and to offer the DMT to its vast network of healthcare providers.
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
Melanoma is one of the deadliest forms of skin cancer. On average, melanoma causes approximately one death in the United States each hour of every day of the year. The American Cancer Society projects that approximately 7,990 people will die from melanoma in 2023. If diagnosed and removed early, when confined to the outermost skin layer and deemed to be “in situ” (Stage 0), patients are expected to have a survival rate of almost 100%. Invasive melanomas that are thin and extend into the uppermost regions of the second skin layer (Stage 1) have cure rates greater than 90%. However, once the cancer advances into the deeper layers of skin, the risk of it spreading to other parts of the body, or metastasis, and death increases. The table below depicts the survival rate of melanoma based on the stage of the cancer at initial diagnosis.

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
Welch and colleagues’ most recent N Engl J Med article (2021, 384:72-79) points out that melanoma diagnoses have increased more than 6-fold over the last 40 years. The authors attribute this increase to more frequent enhanced screening, lower pathological thresholds to label the morphologic changes as cancer, and heightened clinical awareness to biopsy pigmented lesions. However, the article fails to address the limitations of the current care standard for evaluating pigmented lesions, which relies primarily on visual atypia to guide biopsy decisions. About 4 million pigmented lesions are biopsied each year in the U.S. alone to diagnose fewer than 200,000 cutaneous melanomas (about 25 biopsies to detect 1 melanoma based on Anderson et al. JAMA Dermatol. (2018) 154(5):569-573). Using non-invasive assessment of genomic atypia offered by the DMT rather than visual atypia alone to guide pigmented lesion biopsy decisions reduces avoidable biopsies while missing fewer melanomas. Precision genomics is currently used in other areas of oncology and has changed the paradigm of treatment. Integrating use of the DMT and precision genomics to enhance early detection non-invasively into standard practice rather than performing fewer skin examinations appears to be a superior solution to the conundrum highlighted by Welch and colleagues.
According to several published papers, the real NPV of the visual assessment or surgical biopsy pathway is likely 80% to 85%. In a study by Malvehy et al., BJD (2014) 171:1099, 206 in situ and stage 1a (thickness less than 0.75 mm) melanomas were diagnosed with a sensitivity of 81% and a specificity of 10%. The prevalence of early melanoma in the study was about 10%, yielding an NPV of 83%. In addition, the current pathway using visual atypia to guide biopsy decisions suffers from a low PPV of approximately 4% for melanoma diagnosis. The addition of the DMT to the visual assessment by clinicians increased the PPV for a melanoma diagnosis by approximately five-fold to 18.7%.

	Current Pathway	DMT
Type	Surgical biopsy/ histopathology	Non-invasive gene expression
NPV	83%	99%
Probability of Mel Diagnosis	4%	18.7%
Number Needed to Biopsy	25	2.7
Number Needed to Excise	5.2	1.6
Cost per Lesion Tested	$1,196 - $1,396	$760
Table 2. Data summarized above compares the key performance metrics of the DMT versus the current pathway (visual assessment and surgical biopsy/histopathology) for managing pigmented skin lesions.

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
Our Products
DermTech Melanoma Test

The DMT non-invasively detects genomic markers associated with melanoma to provide a rule-out with high NPV and identify higher risk lesions suspicious for melanoma. The performance of the DMT is supported by over ten investigational studies, which enrolled over 9,000 patients and yielded over 20 peer-reviewed publications in top rated medical dermatology journals. Key studies and manuscripts are summarized in Table 3 below. The DMT is based on a platform technology for non-invasive genomic testing of the skin, which allows the molecular analysis of samples collected from adhesive patches. In contrast to the current visual assessment pathway, the DMT has a very high NPV (99% or higher) and high sensitivity (91%), ensuring a very low probability of missing melanoma (Jackson et al. SKIN. 2020).
The NPV of the DMT is supported by a 12-month follow-up study of 734 patients, which demonstrated that no melanomas were missed in the 12-month period following initial testing. In the third quarter of 2019 we initiated the TRUST study, which further examined long-term follow up of lesions previously tested negative by the DMT, and incorporated repeat testing of the previously tested lesion. This study more definitively confirmed the high NPV of the DMT in a real-world clinical setting, and we announced those topline results in December 2020. We have also completed our TRUST 2 Study, initiated in 2021, as a long-term follow-up investigation to further validate the clinical utility of our test and we announced those topline results in January 2024. The TRUST 2 study analyzed over 20,000 patients tested with the DMT in a real-world clinical setting. Study results demonstrated an NPV of 99.7% for the DMT.
In the first TRUST study, of the lesions evaluated by means of repeat testing with the DMT (n=302), none were found to have clinically obvious melanoma upon the subject’s return to the clinic, confirming the results of the initial chart review. Eighty-nine percent of these lesions were negative on repeat testing with the DMT and 11.2% were positive. Positive lesions were biopsied and subjected to a single read histopathologic review. One percent of lesions (n=3) that tested positive on repeat testing were diagnosed as Stage 0, in situ. Photographic review of the three Stage 0 cases identified changes in clinical appearance since the initial test. The pathology reports from the remaining biopsied lesions indicated a variety of non-melanoma diagnoses, including compound nevi with mild to moderate atypia. Given the early stage (in situ) of the melanomas detected on repeat testing, and length of time from the initial test (an average of 15 months), it is difficult to determine whether these melanomas evolved after the initial test or were present at the time of the initial test. In any case, the finding of three melanomas in a cohort of 302 lesions subjected to repeat testing further confirms an NPV of the DMT of at least 99.0% and is consistent with the results from the full long-term follow‑up cohort. These results exemplify how the DMT repeat testing of lesions that may have evolved over time after the initial negative DMT test has potential to identify early-stage melanoma and benefit patients. TRUST study findings corroborating the DMT’s high NPV were complemented by most recent registry data on the DMT’s high PPV (Brouha et al., SKIN, January 2021, 5(1):13-18). This data show that 316 lesions clinically suspicious for melanoma that were biopsied based on guidance offered by genomic atypia (positive DMT results rather than visual atypia alone) were enriched approximately five-fold for histopathologic features of melanoma.
During the second quarter of 2021, we announced the launch of the optional add-on test for TERT (then known as PLAplus) available to those ordering the DMT, which delivered objective and actionable information to guide clinical management decisions for skin lesions suspicious of melanoma. This add-on test combined TERT promoter DNA driver mutation analyses. TERT promoter driver mutations are associated with histopathologic features of aggressiveness and poor survival in melanoma. The combined tests elevated the sensitivity from 91% to 97% and maintained a negative predictive value of >99% (Jackson et al. SKIN. 2020). As noted above, the TERT add-on test will be discontinued as of March 1, 2024.

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
For patients who cannot easily attend an in-office visit, we offer a remote telemedicine collection solution that enable dermatology clinicians to conduct a virtual office visit with a patient to collect a skin sample.

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
In May 2020, SKIN, the official journal of the National Society for Cutaneous Medicine, published proof-of-concept data demonstrating that patients are able to reliably perform remote self-sampling of concerning moles using the DMT under clinical supervision via telemedicine, enabling actionable molecular testing for accurate melanoma detection. As part of the Institutional Review Board (“IRB”) approved pilot study, 258 eligible melanoma survivors were contacted, and of the 211 who expressed interest in the DMT, there were seven cases of self-identified concerning lesions, which were confirmed by a clinician to be suspicious of melanoma. These patients then conducted sample collections using DermTech’s Smart Sticker at home under the supervision of a clinician via telemedicine. Results from the study showed that skin samples collected by patients enabled successful DMT testing to objectively rule out melanoma in all of the cases evaluated. These findings are in line with sample collection results by licensed providers.
Clinical Research Services
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
We offer a suite of services to facilitate clinical research using our technology platform. We have developed a proprietary process that allows us to extract genomic and protein material from our Smart Sticker with sufficient quality and quantity to perform gene expression, DNA mutation analysis, broad scale proteomics, and transcriptomic analyses. In addition, our platform may be utilized to assess the microbiome of the skin with improved performance to some existing methods. We market these service capabilities to pharmaceutical companies developing drug products in dermatology. In addition, we can develop custom gene assays to support development for these pharmaceutical partners. We have completed and have ongoing business relationships with large pharmaceutical companies to facilitate their development of new targeted therapeutics in dermatology. Our technology platform has been deployed in Phase 1 through Phase 3 clinical programs. These efforts may also lead to the development of complementary and companion diagnostic products.
Leveraging Our Platform for Other Indications
We believe our Smart Sticker specimen collection platform is applicable to numerous other indications in dermatology. While we are currently focused on melanoma products, we may expand the use of our platform in the future to include products to diagnose or support the diagnosis of non-melanoma skin cancers as well as a variety of inflammatory skin conditions. We have identified gene expression profiles for other conditions, such as psoriasis, atopic dermatitis, and aging of the skin. Should we determine that there are viable market opportunities for these biomarker profiles, we may consider further developing these tests as commercial products. Alternatively, we may seek development partners or licensing opportunities as warranted. This also applies to the development of complementary and companion diagnostics for the pharmaceutical partners’ drug product candidates, should they reach the commercial market. In addition, because the processing of samples is the same regardless of the disease indication, our development activities could leverage our existing laboratory operations.
In the first half of 2023, we had been developing a direct to consumer ("DTC") skin cancer DNA risk assessment test (Luminate) to assess genomic changes that develop in UV damaged skin and are linked to a higher risk for developing certain carcinomas. More specifically, the product would comprise of a laboratory developed test that is ordered with physician oversight via a telemedicine platform. The test is designed to detect DNA mutations in key genes associated with a risk for developing skin cancers like basal cell carcinoma, squamous cell carcinoma, and precancerous actinic keratosis. Consumers would learn of the DNA mutation detected and the overall relative risk for the conditions linked to those mutations, which could allow them to be better informed and educated about their skin health and various options to prevent further UV damage or reparative treatments in partnership with their healthcare provider. The skin samples would be collected at-home by the consumer using a non-invasive adhesive patch collection kit. We suspended the development of the Luminate test in June 2023 as we focused on prioritizing growth opportunities for the DMT.

•Non-Melanoma Skin Cancer Diagnostic Products: We have identified differentially expressed genes that may allow the identification of basal cell carcinoma and we were working (and may in the future work) to identify differentially expressed genes to identify squamous cell carcinoma. Nearly 5.4 million basal and squamous cell carcinoma skin cancers are diagnosed each year making skin cancer the most common of all types of cancer leading to a potentially large commercial opportunity.

•Cutaneous T Cell Lymphoma: We also were exploring (and may in the future explore) the use of our platform technology to develop products to support the clinical management of non-melanoma skin cancer and Cutaneous T-cell lymphoma (“CTCL”) or in inflammatory and microbiome indications. As with Luminate, these activities have also been suspended as we focus or prioritizing activities that directly support DMT. CTCL is a rare type of skin cancer in which T-cells become immunologically active and attack the skin. CTCL results in rash-like skin redness, slightly raised or scaly round patches on the skin, and, sometimes, skin tumors. These features can resemble much more common inflammatory skin conditions. Several types of cutaneous T-cell lymphoma exist including mycosis fungoides and Sezary syndrome. Mycosis fungoides is the most common form of CTCL while Sezary syndrome is less common but causes skin redness across larger areas of the body. The definitive diagnosis of CTCL is often challenging because of its nonspecific clinical and pathologic features, which requires integration of clinical, histopathologic, immunophenotyping, and molecular data by the treating physician.

•Inflammatory Indications: Atopic dermatitis and psoriasis are chronic inflammatory skin diseases that affect millions of people and are characterized by both local and systemic inflammation. We have investigated gene expression profiles in the skin of atopic dermatitis and psoriasis. Responses to biologic therapy used in moderate to severe forms of these diseases can be variable and may wane over time. For example, only 30-40% of patients have a robust response to either anti-TNF alpha drugs used in psoriasis or the Th2 targeting (anti-IL-4R or anti-IL-13) drugs used in atopic dermatitis. The low response rate of these drugs creates an unmet need for drug companion and complementary diagnostic products that identify responders to a specific therapy and that monitor responses over time. Atopic dermatitis and psoriasis are largely characterized by significant epidermal inflammation that can be used to assess the benefit of interventional therapies. Due to their existing aberrant and damaged skin barrier, patients are unlikely to consent to repeated surgical biopsy procedures for the purposes of assessing therapy response. Our non-invasive genomics platform is therefore advantageous for these types of conditions because it specifically samples tissue from the epidermis.

•Microbiome Indications: The study of bacterial microbes that inhabit the skin and their relationship to health and disease has been the subject of intense investigation over the last several years. Numerous products are under development that seek to alter the composition and populations of these microbes for therapeutic purposes. We have demonstrated in studies that our platform can be used to assess the genomics of skin microbes and that the quantity of microbial genomic material are superior to the swab-based methods currently in use. In addition, our platform (which simultaneously and non-invasively collects skin host and microbiome samples) has the potential to separate and assess microbial populations at different depth levels in the epidermis. Given the growing interest in this area, we may look to develop products for this market in the future.
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
We have established a sales team with extensive backgrounds in selling dermatology or molecular diagnostic products. Our Chief Commercial Officer is a proven commercial leader with over 20 years of experience driving growth through the development and commercialization of multiple novel molecular diagnostics.
There are approximately 13,000 healthcare professionals specializing in dermatology in the United States. We segment these practices into three categories: primarily cosmetic practices (10-15%), mixed medical and cosmetic practices (50-75%), and medical only practices (15-25%). We focus much of our effort on practices that deliver medical dermatology services. We have initially focused our selling activity on these accounts, which typically have a shorter adoption cycle.

Our sales and marketing focus includes community dermatology practices, multi-site group practices and integrated dermatology networks. Multi-site group practices and large integrated dermatology networks make up approximately 25% and 15%, respectively, of the remaining dermatology market. We are actively working to integrate the DMT in large dermatology networks in order to penetrate this market opportunity.
Dermatology is also practiced in primary care. We may target the primary care market by establishing distribution relationships with companies that focus on these physicians. These potential partners should have 400-600 sales professionals in the aggregate who access the primary care market, and ideally have experience offering a diagnostic or genomics product. We have an agreement with Sonora Quest that allows them to be the exclusive reference laboratory in Arizona to offer the DMT to its vast network of healthcare providers.
Our marketing is focused on a mix of professional targeted campaigns including in person physician education, dermatology symposia, publication distribution and, peer to peer education. We participate as an exhibitor and sponsor at key dermatology conferences. We often submit scientific abstracts for presentation at the conferences we attend. Our KOLs speak on our behalf at various medical conferences, present data from our clinical studies, and chair continuing medical education courses on genomics in dermatology, which include our products.
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
We plan to engage in the marketing of our product in other countries outside the United States only after we have established the United States market. We may focus our efforts in regions that have a high incidence of melanoma and skin cancers such as Australia and Western Europe. We may seek distribution partners in these select countries for the sales and marketing of our tests. While we have demonstrated that the stability of the skin samples collected with our Smart Sticker sampling device is suitable for shipping from countries outside the United States, we may establish clinical laboratories or laboratory partnerships in some of these countries.
Reimbursement Strategy
On January 1, 2020, the AMA released a Proprietary Laboratory Analysis code, (0089U), for the DMT. This code uniquely identifies the DMT and enables us to bill commercial and government payors when our test is ordered by a clinician.
On February 10, 2020, Medicare Administrative Contractor Palmetto GBA/MolDx issued an LCD for the Pigmented Lesion Assay (L38051), now referred to as the DMT. On June 10, 2020, Noridian, which is our Medicare Administrative Contractor, harmonized its LCD with MolDx, in effect making our test nationally covered and available for all Medicare and Medicare Advantage enrollees. The published reimbursement for our PLA code, 0089U, is $760 and was included in the 2020, 2021, 2022, 2023 and 2024 CLFS.
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
We have secured several contracts with major preferred provider networks. We have submitted clinical and technology assessment packages to several lab benefit managers and third-party review organizations that provides consultative services to payors, and several national commercial payors that have the DMT currently under review.

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
There are several companies that market or are developing medical devices and imaging tools to detect melanoma. In general, medical devices have capital equipment costs and maintenance requirements, do not integrate well into clinical practice, and do not have clear mechanisms to provide physician payment. Strata Sciences, Inc. owns the rights to Melafind, an FDA-approved device that utilizes varying wavelengths of light to capture lesion images at different depths and conducts an algorithmic image analysis to determine the degree of lesion disorganization and the need for biopsy. The clinical trials of this device demonstrated marginal improvement in the assessment of pigmented lesions, and the device has not been adopted in the United States largely due to its specificity of less than 10%. SciBase AB is marketing an epidermal electrical impedance spectrometer to assess pigmented lesions, which received FDA approval in 2018. Verisante Technology, Inc. has received regulatory approval in Europe and Australia to market a device that uses real-time Raman spectroscopy to assess changes in the chemical composition of skin tissue. Welch-Allen, Inc. and various others manufacture dermatoscopes, which provide magnified views of a pigmented lesion during diagnosis. Caliber I.D. and others offer confocal microscopy solutions for enhanced imaging of pigmented skin lesions. DermaSensor, Inc. has an FDA-approved point-and-click handheld device that is marketed solely to primary care physicians for evaluation of suspicious lesions.
Research and Development
We have expertise in the development of gene expression profiles and other genomic analyses for the evaluation of dermatologic disease. In addition, we have developed know-how related to the collection of skin samples using adhesive patches. We have also developed expertise in statistical programs and algorithms that are used to process genomic data.
Our product development process involves several stages. The first stage involves a genome-wide screen for differential gene expression or screens for differences in mutations, methylation patterns, micro-RNAs and other factors. In the case of gene expression, differentially expressed genes are then narrowed down to specific gene sets that categorize disease states. These genes sets are then validated by comparison to clinical reference standards to produce a clinical product. We have developed substantial expertise in designing and conducting clinical validation and utility studies.
We have identified additional gene targets that may further improve the performance of the DMT. The qPCR assays for these genes may be added to our platform in the future if their performance is validated in additional clinical studies.
Intellectual Property
We have developed a comprehensive portfolio of intellectual property, currently comprised of 13 issued U.S. utility or design patents, 24 pending U.S. utility or design patent applications, three pending U.S. provisional patent applications, five pending U.S. design patent applications, five issued foreign patents, 45 pending foreign patent applications, and one Patent Cooperation Treaty (“PCT”) application.
The portfolio includes patents or patent applications directed to different aspects of our assays, a sample collection system using adhesive tapes, methods for automated scanning and cutting of cells from skin collection kits, telemedicine methods, methods of detecting nucleic acid expression, methods of quantifying a mutation burden, and methods of diagnosing or treating various skin conditions including melanoma and non-melanoma skin cancers, cutaneous T cell lymphoma, UV damage and various autoimmune disorders or inflammatory skin conditions.
Our entire intellectual property portfolio not only includes utility and design patents and patent applications, but also trademarks, design patents, trade secrets and proprietary know-how. We believe our intellectual property adequately protects our products and technology, and may prevent others from commercializing products or laboratory methods substantially similar to ours.

Laboratory Operations
Our CLIA laboratory located in San Diego, California, occupies approximately 13,000 square feet and is divided into an accession area, pre-qPCR-laboratory and post-qPCR-laboratory area as per CLIA standards. Access to all areas is controlled and requires gowning. The laboratory employs commercial state-of-the-art equipment including high-throughput qPCR machines. We use a laboratory information system to track all of our samples. We employ clinical laboratory scientists holding appropriate state licenses to perform all testing.
The DermTech Melanoma Test is comprised of two assays. The optional TERT add-on assay will be discontinued in March of 2024. The DMT utilizes qPCR techniques that requires the extraction and purification of genomic material from the skin adhered to our Smart Stickers. This extraction process is extremely challenging, and we have developed a proprietary method involving customized reagents and tools to provide suitable material yields reliably. In general, the process involves three main steps:
•Nucleic acid extraction using our proprietary process to maximize the yields and quantity of RNA from the cells on the Smart Sticker;
The gene expression process involves:
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
Third-Party Suppliers and Manufacturers
We are the owner of intellectual property for the Smart Sticker with our logo and have contracted with an FDA-registered supplier to produce our specimen collection kits. We believe this kit is considered a Class I medical device and is exempt from FDA premarket notification requirements. This product is manufactured according to the FDA’s applicable quality system manufacturing requirements. Our FDA-registered supplier conducts the assembly and labeling of this kit. Most of our suppliers are high-quality medical component and finished-product suppliers accustomed to working on high volume disposable FDA-regulated products. Our product has a shelf life tested to three years that allows us to build inventory to mitigate against disruptions.
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
We have a current CLIA certificate of accreditation from the CMS to perform high-complexity testing and a state license issued by California’s Department of Public Health, Laboratory Field Services. To renew our CLIA certificate, we are subject to survey and inspection every two years. We hold certificates of accreditation from the College of American Pathologists (“CAP”) and JCO, which have each been granted deeming authority by CMS. CAP and JCO are independent, non-governmental organizations that accredit laboratories nationwide on a voluntary basis. Our laboratory must comply with all CLIA requirements as well as with any additional requirements imposed by an accrediting organization. As a condition of CLIA certification, we are subject to surveys and inspections by our designated accrediting organization every other year, in addition to being subject to unannounced inspections. In mid-February 2024, we received a notification from CAP that our accreditation with CAP would not be renewed on its renewal date, and thus would terminate as of April 6, 2024. The notice did not provide a specific reason for this decision. We designated JCO as our primary accrediting organization, effective February 29, 2024.
We are also subject to certain state regulations. We hold a laboratory permit from the State of California, as well as certain states that require an out-of-sate laboratory doing business in its state to be licensed. One such state is New York, which has state licensure standards that are more stringent than CLIA and its implementing regulations.
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

The FDA

The tests and testing services that we offer may be considered medical devices. Pursuant to its authority under the Federal Food, Drug, and Cosmetic Act (“FDCA”), the FDA has jurisdiction over medical devices, which are defined to include, among other things, in vitro diagnostic products, or IVDs, used for clinical purposes. The laws and regulations governing the marketing of IVDs are evolving, are extremely complex, and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. The FDA regulates, among other things, the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices. Many of the instruments, reagents, kits or other consumable products used within our laboratory are regulated as medical devices and therefore must comply with FDA quality system regulations and certain other device requirements. We have policies and procedures in place to ensure that we source such materials from suppliers that are in compliance with any applicable medical device regulatory requirements.
As noted above, we believe our DMT test falls within the definition of an LDT and we market it as an LDT. LDTs are a subset of IVDs that are intended for clinical use and are designed, manufactured and used within a single laboratory. Although the FDA has asserted that it has the authority to regulate LDTs that are validated by the developing laboratory and performed only by that laboratory, it has generally exercised enforcement discretion by not otherwise regulating most tests developed and performed within a single high-complexity CLIA-certified laboratory. However, in October 2023, the FDA issued a proposed rule aimed at regulating LDTs under the current medical device framework and proposing to phase out its existing enforcement discretion policy for this category of diagnostic tests; the public comment period ended in early December 2023. The proposal envisions that the LDT enforcement policy phase-out process would occur in gradual stages over a total period of four years, with premarket approval applications for high-risk tests to be submitted by the 3.5-year mark, although more details are expected to be provided with the upcoming final rule. The likelihood of the FDA finalizing the proposed rule in April 2024 (as currently projected), as well as potential litigation challenging the agency’s authority to take such action, is uncertain at this time. Affected stakeholders continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the proposed FDA administrative action, which may be disruptive to the industry and to patient access to certain diagnostic tests.
Separately, federal legislators have been working with stakeholders for several years on a possible bill to reform the regulation of in vitro clinical tests including LDTs. For example, as drafted and re-introduced for consideration by the current Congress, the Verifying Accurate, Leading-edge IVCT Development (VALID Act) would codify into law the term “in vitro clinical test” (“IVCT”) to create new medical product category separate from medical devices that includes products currently regulated as IVDs as well as LDTs. The VALID Act would also create a new system for labs and hospitals to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients.
It is unclear whether the VALID Act would be passed in Congress in its current form or if it or similar legislation would be signed into law by the President. Until the FDA finalizes LDT through the ongoing notice-and-comment rulemaking process, or the VALID Act or other legislation is passed reforming the federal government’s regulation of LDTs, it is unknown how the FDA may regulate our tests or what testing and data may be required to support any required clearance or approval.
If Congress enacts comprehensive legislation to regulate in vitro diagnostics or if the FDA finalizes its proposal to enforce medical device requirements for LDTs, or alternatively, if the FDA disagrees with our assessment that our tests fall within the definition of an LDT, we will be subject to increased regulatory burdens such as registration and listing, medical device reporting and quality control requirements. Any legislation or formal FDA regulatory framework affecting LDTs is also likely to have premarket submission requirements prohibiting commercialization without FDA authorization, controls regarding modification to the tests that may require further FDA submissions, as well as other increased regulatory burdens that will likely our ability to continue marketing our tests and to develop and introduce new tests in the future. The process would likely be costly and time-consuming. In addition, if premarket review is required for some or all of our tests, the FDA could require that we stop selling our products pending clearance or approval and conduct clinical testing prior to making submissions to the FDA to obtain premarket clearance or approval. The FDA could also require that we label our tests as investigational or limit the labeling claims we are permitted to make. We cannot assure that the DMT, or any new tests that we may develop or new uses for our products that we develop will be cleared or approved by the FDA in a timely or cost-effective manner, if at all. Even if such tests are cleared or approved, the products may not be cleared or approved for all of our proposed or desired indications. Any of these events could significantly limit the market for that product and may adversely affect our results of operations.

We believe that the Smart Sticker we provide for collection and transport of skin samples from a healthcare provider (or in our telemedicine option, from a patient at home with supervised collection) to our clinical laboratory is a Class I medical device subject to FDA regulations, although currently exempt from premarket review by the FDA. It is manufactured by a third party on our behalf. Class I products like our specimen collection kit are required to meet FDA’s general controls for in vitro diagnostic products, including that they be manufactured in compliance with applicable requirements of the Quality System Regulation for medical devices, adhere to device labeling requirements, and be listed with FDA upon commercial distribution, among other regulatory controls.
HIPAA and Other Privacy and Data Security Laws
HIPAA, which established for the first time comprehensive federal protection for the privacy and security of health information, was expanded and strengthened by Subtitle D of the Health Information Technology for Economic and Clinical Health Act (“HITECH”) provisions of the American Recovery and Reinvestment Act of 2009. HIPAA, as amended by HITECH, applies to health plans, healthcare clearing houses, and healthcare providers that conduct certain healthcare transactions electronically, called “Covered Entities,”, as well as individuals or entities that perform services to Covered Entities involving the use, or disclosure of, individually identifiable health information or "PHI" under HIPAA. Such service providers are called "Business Associates." Under HIPAA, as amended by HITECH, the United States Department of Health and Human Services (“HHS”) has issued regulations to protect the privacy and security of PHI (“HIPAA Regulations”). HIPAA also regulates and standardizes the codes, formats and identifiers used in certain healthcare transactions and standardization of identifiers for health plans and providers, for example insurance billing. Any non-compliance with HIPAA and HITECH and related penalties, could adversely impact our business.
HIPAA’s privacy regulations protect medical records and other PHI by limiting its use and release, giving individuals a variety of rights with respect to their PHI, including the right to access their medical records and limiting most disclosures of PHI to the minimum amount necessary to accomplish an intended purpose.
HIPAA’s security rule requires the implementation of administrative, physical, and technical safeguards and the adoption of written security policies and procedures to ensure the confidentiality, integrity and availability of PHI stored electronically. HIPAA also requires Covered Entities and Business Associates to enter into business associate agreements with certain required provisions documenting assurances of compliance with applicable HIPAA regulations by the Business Associate.
HIPAA Regulations also require breach notification. Covered Entities must report breaches of PHI that have not been encrypted or otherwise secured in accordance with guidance from the Secretary of HHS (the “Secretary”). Required breach notices must be made as soon as is reasonably practicable, but no later than sixty days following discovery of the breach. Reports must be made to affected individuals and to the Secretary and in some cases, they must be reported through local and national media, depending on the size of the breach. Large-scale breaches affecting 500 or more individuals must be immediately reported to the Secretary and are then publicly posted on an HHS website. To avoid penalties for failure to comply with breach notification provisions, we must ensure that breaches of unsecured PHI are promptly detected and reported within the company, so that we can make all required notifications on a timely basis. However, even if we make required reports on a timely basis, we may still be subject to penalties for the underlying breach and at risk of significant penalties and reputational harm if we experience a large-scale data breach.
We are currently subject to the HIPAA Regulations as a Covered Entity and maintain an active compliance program. We are subject to audit by HHS, and we may be investigated in connection with a privacy or data security complaint or reported breach. HHS may also initiate a compliance review focusing on all or any part of our HIPAA compliance program. Significant civil and criminal fines and other penalties may be imposed for violating HIPAA directly, and in connection with acts or omissions of any agents, including a downstream Business Associate, as determined according to the federal common law of agency. Civil penalties are adjusted for inflation on an annual basis and can exceed one million dollars per year for failure to comply with a HIPAA requirement. A single breach incident can violate multiple requirements. Additionally, a person who knowingly obtains or discloses PHI in violation of HIPAA may face criminal penalties, including fines and imprisonment, which increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use PHI for commercial advantage, personal gain or malicious harm. Covered entities are also subject to enforcement by state Attorneys General who were given authority to enforce HIPAA.

Even when HIPAA does not apply, according to the United States Federal Trade Commission (“FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC and states' Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and comparable state laws. In addition to the federal privacy regulatory regime, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to clinical laboratories. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws in this area are evolving. For example, several states, such as California, have implemented comprehensive privacy laws and regulations. The California Confidentiality of Medical Information Act (“CMIA”) imposes restrictive requirements regulating the use and disclosure of personally identifiable medical information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to CMIA, California also enacted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective January 1, 2020. The CCPA, among other things, creates data privacy obligations for covered businesses, and provides privacy rights for California residents, including the right to opt out of certain disclosures of their information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. Although the CCPA includes limited exceptions, including for PHI maintained by a Covered Entity or Business Associate under HIPAA and medical information maintained by healthcare providers under the CMIA, it may regulate or impact our processing of personal information. Further, the California Privacy Rights Act (CPRA) went into effect on January 1, 2023, amending the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive personal information. It also created a new California Privacy Protection Agency authorized to issue substantive regulations, which may result in increased privacy and information security enforcement in California. The CPRA also makes the personal information of our California-based employees subject to the CCPA, as amended by the CPRA, to the personal information of our California-based employees. In addition to California, more U.S. states are enacting similar consumer privacy legislation, increasing compliance complexity and increasing risks of failures to comply. As of 2023, comprehensive privacy laws were in effect in Virginia, Colorado, Connecticut, and Utah. Additional consumer privacy laws have also been enacted in Delaware, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, and Texas, which laws will take effect over the next three years.
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
The applicability and requirements of these laws and penalties for violations vary widely. We believe that we have taken the steps required of us to comply with applicable health information, consumer privacy and security statutes and regulations in all jurisdictions, both state and federal. However, we may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or federal laws regarding privacy or security, could result in civil and/or criminal penalties and could have a material adverse effect on our business, financial condition, results of operation and cash flows.
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
•exclusion from federal health care programs, including the Medicare and Medicaid programs; and
•substantial civil penalties for parties entering into a scheme to circumvent the Stark Law’s prohibition.
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
The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash, and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of services covered by the federal health care programs, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment, and possible exclusion from Medicare, Medicaid and other federal health care programs. In addition, kickback allegations can give rise to violations of the federal False Claims Act, as discussed in more detail below.
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

Many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of recipients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. In addition, in October 2018, the Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”) was enacted as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (“SUPPORT Act”). EKRA is an all-payor anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. Further, certain of EKRA’s exceptions are inconsistent with the Anti-Kickback Statute safe harbor regulations. Significantly, EKRA permits the U.S. Department of Justice to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but such regulations have not yet been issued. Further, there is no agency guidance to indicate how and to what extent it will be applied and enforced. We cannot assure you that our relationships with physicians, sales representatives, hospitals, customers, or any other party will not be subject to scrutiny or will survive regulatory challenge under such laws. If imposed for any reason, sanctions under the EKRA could have a negative effect on our business.
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
Physician Sunshine Laws

The federal Physician Payments Sunshine Act imposes reporting requirements on manufacturers of certain devices, drugs and biologics for certain payments and transfers of value by them (and in some cases their distributors) to physicians, teaching hospitals and certain advanced non-physician health care practitioners, as well as ownership and investment interests held by physicians and their immediate family members. The reporting program (known as the Open Payments program) is administered by CMS and applies to manufacturers when their products become eligible for reimbursement under a federal healthcare program such as Medicare or Medicaid. We believe we are exempt from these reporting requirements as we manufacture our own LDTs solely for use and by or within our own laboratory. We may become subject to such reporting requirements under the terms of current CMS regulations, however, if enacted federal legislation renders our tests regulated by FDA, or if FDA finalizes its recently initiated notice-and-comment rulemaking to exercise authority over LDTs as medical devices or otherwise requires us to obtain premarket clearance or approval for one or more of our tests.
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
Since December 2019, Congress has passed a series of laws to modify PAMA’s statutory requirements related to the data reporting period and phase-in of payment reductions under the CLFS for CDLTs that are not ADLTs. Most recently, the Further Continuing Appropriations and Other Extensions Act of 2024 (Pub.L. 118-22, enacted on November 16, 2023) further delayed the reporting requirement as well as the application of the 15% phase-in reduction. Under these statutory provisions, the next data reporting period for CDLTs that are not ADLTs will be January 1, 2025 through March 31, 2025, and will be based on the most recent data collection period of January 1, 2019 through June 30, 2019. After this data reporting period, the three-year data reporting cycle for these tests will resume (e.g., 2028, 2031, etc.).
The same series of laws modified the phase-in of payment reductions resulting from private payor rate implementation so that a 0.0% reduction limit was applied for calendar years 2021 through 2023, as compared to the payment amounts for a test the preceding year. The Further Continuing Appropriations and Other Extensions Act of 2024 further applied a 0.0% reduction limit for calendar year 2024. Consequently, payment may not be reduced by more than 15% per year for calendar years 2025 through 2027 as compared to the payment amounts established for a test the prior year.
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
Advertising of Laboratory Services or LDTs
Our physician-directed advertising for the DMT, the Smart Sticker and our laboratory services, as well as our direct-to-consumer advertising and social media presence, are subject to federal truth-in-advertising laws enforced by the FTC as well as comparable state consumer protection laws. Under the Federal Trade Commission Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.
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

Employees
As of December 31, 2023, we had 208 employees, 206 of whom were full-time employees, including 14 engaged in research and development, 11 in clinical operations, 68 in general and administrative, 34 in laboratory operations, and 81 in sales and marketing. In January 2024, our board of directors approved a reduction in force of approximately 30 employees to continue to align our resources with our previously announced strategic prioritization for the DMT, further streamline operations and reduce overall operating expenses. We also engage consultants in various areas. None of our employees are represented by a labor union and we believe that our relationships with our employees and contractors are good.
Corporate and Other Information
We incorporated in the British Virgin Islands in 2015 and domesticated in the state of Delaware in 2019. DermTech Operations was incorporated in California in 1995 and reincorporated in the state of Delaware on May 15, 2014. Our commercial laboratory and our corporate office are located at 12340 El Camino Real, San Diego, CA 92130. Our telephone number is (858) 450-4222 and our website address is www.dermtech.com. We regularly post copies of our press releases as well as other information about us on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically files with, or furnished to, the SEC. The SEC maintains an internet site (http://www.sec/gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The information contained on, or that can be accessed through, our website is not a part of this report, and our reference to the address for our website is intended to be an inactive textual reference only.

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
Risks Relating to Our Financial Condition and Capital Requirements
•We are a company with a history of net losses; we expect to incur net losses in the future and may never achieve profitability.
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
•There is substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our business initiatives or liquidate (which could result in our stockholders not receiving full value, or receiving no value, for their investment) or, if we are successful in raising additional capital, it may be on terms that are highly dilutive to existing stockholders.
•If clinicians, including dermatologists, decide not to order the DMT or our future tests, we may be unable to generate sufficient revenue to sustain our business.
•We expect to continue to incur significant expenses to develop and market our existing and planned tests, which could make it difficult for us to achieve and sustain profitability.
•We may not be able to generate sufficient revenue from the commercialization of the DMT to achieve or sustain profitability.
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
•If we cannot enhance our tests to keep pace with rapid advances in technology, medicine and science, our operating results and competitive position could be harmed.
•We rely on a limited number of suppliers and, in some cases, a single supplier, for certain of our laboratory substances, equipment and other materials, and any delays or difficulties securing these materials could disrupt our laboratory operations and materially harm our business.
•The DMT employs a novel diagnostic platform and may never be widely accepted by its intended markets.
•If the DMT does not perform as expected, as a result of human error or otherwise, it could have a material adverse effect on our operating results, reputation, and business.

•If our sole laboratory facility becomes damaged or inoperable, or we are required to vacate the facility, our ability to sell and provide molecular tests and pursue our research and development (“R&D”) efforts may be jeopardized.
•If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenues or achieve and sustain profitability.
•If we cannot support demand for the DMT, including successfully managing the evolution of our technology and manufacturing platforms, our business could suffer.
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
•We rely on FedEx Corporation (“FedEx”) and United Parcel Service, Inc. (“UPS”) to distribute our Smart Sticker to customers and transport specimens back to our laboratory facility, and any damage to their facilities, labor strike or inability to deliver our products could have a material and adverse effect on our results of operations and business.
Regulatory Risks Related to Our Business
•Changes in health care law and policy may have a material and adverse effect on our financial condition, results of operations, and cash flows.
•Billing for the DMT is complex, and we must dedicate substantial time and resources to the billing process to be paid for the DMT; long payment cycles and changes in claims processing practices of Medicare, Medicaid, and/or other commercial payors, or other payment delays, could hurt our cash flows and increase our need for working capital.
•Our business could be harmed by the loss, suspension, or other restriction on a license, certification, or accreditation (including the termination of our CAP accreditation scheduled for April 6, 2024), or by the imposition of a fine or penalties, under CLIA, its implementing regulations, or other state, federal, and foreign laws and regulations affecting licensure or certification, or by future changes in these laws or regulations.
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
We have historically incurred substantial net losses in each year since our inception, including net losses of $100.9 million for the twelve months ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $423.9 million.
We expect our losses to continue as a result of costs relating to ongoing R&D and for increased sales and marketing costs for existing products. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations, and cash flows.
We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make our future performance difficult to predict.
We are an emerging molecular diagnostics company with a limited operating history. Our operations to date have been primarily focused on developing and marketing our technology. We have not obtained regulatory approvals from the FDA for any of our existing and planned tests as we operate a clinical laboratory under the CLIA guidelines and believe the DMT is an LDT that is not currently being regulated by the FDA. Consequently, if regulatory approval is determined to be necessary or if Congress enacts legislation that alters the regulatory framework for LDTs, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or more commercialized products. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this report and also include:
•our ability to obtain additional funding to further develop and market our existing products and tests;
•the market adoption and demand for our existing and potential future tests;
•inflationary pressures, such as those the global market is currently experiencing, which have and may increase costs for materials, supplies, and services;
•natural disasters; political and economic instability, including wars, terrorism and political unrest, such as conflicts in the Ukraine and the Middle East; outbreak of disease; boycotts; and other business restrictions;
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we will be required to furnish a report by our management on our internal controls over financial reporting. However, while we remain a “smaller reporting company” and a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have been and will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.
Our commercial success could be compromised if customers do not pay our invoices or if commercial payors, including managed care organizations and Medicare, do not provide coverage and reimbursement, breach, rescind, or modify their contracts or reimbursement policies, reimburse at a low rate, or delay payments for the DMT and our planned future tests.
Clinicians, including dermatologists, may not order the DMT or our planned tests unless commercial payors, such as managed care organizations and government health care programs (e.g., Medicare and Medicaid), pay a substantial portion of the test price. Coverage and reimbursement by a commercial payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:
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
Because each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse the DMT, seeking payor approvals is a time-consuming and costly process. We cannot be certain that coverage for the DMT and our planned future tests will be provided in the future by additional commercial payors or that existing policy decisions or reimbursement levels will remain in place or be fulfilled under existing terms and provisions. In addition, the coding procedure used by all commercial payors with respect to establishing payment rates for various procedures, including the DMT, is complex, does not currently adapt well to the genetic tests we perform and may not enable coverage or adequate reimbursement rates for the DMT. If we cannot obtain or maintain coverage and reimbursement from commercial payors and federal health care programs such as Medicare and Medicaid for the DMT, or for new tests or test enhancements that we may develop in the future, our ability to generate revenues could be limited, which may have a material adverse effect on our financial condition, results of operations, and cash flows. Measures have been undertaken to reduce payment rates for and decrease utilization of the clinical laboratory testing generally, including PAMA, which has resulted in reduced rates on the CLFS. These reductions may also impact the DMT and tests we develop in the future. Because of the cost-trimming trends, commercial payors that cover and provide reimbursement for the DMT and our planned tests may suspend, revoke, or discontinue coverage at any time, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues, which may have a material adverse effect on our financial condition, results of operations, and cash flows. Additionally, if we are not able to obtain sufficient clinical information in support of the DMT, commercial payors could designate the DMT as experimental or investigational and decline to cover and reimburse the DMT because of this designation. As a result of these factors, obtaining approvals from commercial payors to cover the DMT and establishing adequate reimbursement levels is an unpredictable, challenging, time-consuming, and costly process, and we may never be successful. Further, we have experienced in the past, and will likely experience in the future, delays and interruptions in the receipt of payments from commercial payors due to missing documentation, changes in practices and/or other issues, which has in the past delayed and could again cause delay in recognizing our revenue.
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

There is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, which may not be available on acceptable terms, if at all, to fund our existing operations, commercialize our products, and expand our operations. If we are unable to raise additional capital when and as needed, we may be required to further curtail our operations, liquidate or otherwise dispose of assets, wind-down or cease operations entirely. In these circumstances, investors may not receive full value, or any value, for their investment.
There is substantial doubt regarding our ability to continue as a going concern. As of December 31, 2023, our cash and cash equivalents totaled approximately $36.7 million and short-term marketable securities totaled $19.1 million. Based on our current business operations, we believe our current cash and cash equivalents will not be sufficient to meet our anticipated cash requirements for at least the next twelve months after the date the financial statements are issued. Based on the foregoing, we have concluded that substantial doubt exists about our ability to continue as a going concern. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements only into the first quarter of 2025 but not to exceed 12 months from the date of issuance of the financial statements included in this Annual Report on Form 10-K. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. If we are unable to obtain additional funding on acceptable terms when and as needed, we may be forced to delay or reduce the scope of our commercial and sales activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in our financial statements, further curtail planned operations or cease operations entirely and wind down our business. Any of these could materially and adversely affect the Company's liquidity, financial condition and business prospects and, as a result, our stockholders may not receive full value, or may receive no value, for their investment. In light of our existing cash and cash equivalents and our current obligations, such a liquidation or disposition process may occur subject to bankruptcy protections, which may further reduce the value that we may receive for our assets.
During the year ended December 31, 2023, we raised aggregate gross proceeds of approximately $0.3 million, and net proceeds to the Company of approximately $0.1 million, in connection with our existing at the market offering. Our ability to utilize the $74.7 million of capacity remaining under our at the market offering sales agreement is limited by our compliance with the baby shelf rules (as defined below). As of the filing of this Annual Report on Form 10-K, our public float is less than $75 million, and under SEC regulations, for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements subject to Instruction I.B.6. to Form S-3 is limited to an aggregate of one-third of our public float, which is referred to as the “baby shelf rules.” As of February 23, 2024, our public float was approximately $43.2 million, based on 34,008,061 shares of outstanding common stock held by non-affiliates and at a price of $1.27 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on February 23, 2024.
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

There can be no assurances that we will be able to secure such additional financing, if at all, or on terms that are satisfactory to us, and that it will be sufficient to meet our needs. In the event that we are able to secure additional financing, the various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, convertible debt or securities convertible into equity our stockholders may experience substantial dilution and the terms of these new securities could provide for rights, preferences, or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences, and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products, or grant licenses on terms that are not favorable to us. Additional equity or debt financing might not be available on reasonable terms, if at all. We will also need to raise additional capital to expand our business to meet our long-term business objectives. Additional financing may be from the sale of equity or convertible or other debt securities in a public or private offering, from a credit facility or strategic partnership coupled with an investment in us, or a combination of both. If we are unable to raise additional funds when and as needed or on acceptable terms, our business, prospects, results of operations and potentially the price of our common stock will be adversely affected.
For further discussion of our liquidity requirements as they relate to our long-term plans, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
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
We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.
We maintain our cash, cash equivalents, and marketable securities with high quality, accredited financial institutions. However, some of these accounts exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limit of $250,000 and, while we believe the Company is not exposed to significant credit risk due to the financial strength of these depository institutions or investments, if any such depositary institution fails to return our deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, this could further impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance. Further, the failure or collapse of one or more of these depository institutions or default on these investments could materially adversely affect our ability to recover these assets and/or materially harm our financial condition.
If clinicians, including dermatologists, decide not to order the DermTech Melanoma Test, or our future tests, we may be unable to generate sufficient revenue to sustain our business to achieve or sustain profitability.
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
In recent years, we have incurred significant costs in connection with the development of our existing and planned tests. For the twelve months ended December 31, 2023, our R&D expenses were $15.2 million, our sales and marketing expenses were $45.0 million and our general and administrative expenses were $43.8 million. For the twelve months ended December 31, 2022, our R&D expenses were $24.1 million, our sales and marketing expenses were $58.7 million and our general and administrative expenses were $36.1 million. Expenses may increase for the foreseeable future as we conduct studies of our existing tests, grow our sales and marketing organization, and drive adoption of and reimbursement for the DMT. As a result, we need to generate significant revenues in order to achieve profitability.

We may not be able to generate sufficient revenue from the commercialization of the DermTech Melanoma Test.

We launched the DMT, without the add-on test for TERT, during the first half of 2016 and the DMT with the add-on test for TERT in the second quarter of 2021. The optional TERT add-on assay will be discontinued in March of 2024. We believe that our commercialization success is dependent upon our ability to significantly increase the number of customers who are using the DMT. In addition, demand for the DMT may not increase as quickly as planned and we may be unable to increase our revenue levels as expected. We are currently not profitable. Even if we succeed in increasing adoption of the DMT by dermatologists, in maintaining and creating relationships with our existing and new customers, we may not be able to generate sufficient revenue to achieve or sustain profitability.
If we are unable to successfully execute our marketing strategy for the DermTech Melanoma Test and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our business.
Although we believe that the DMT represents a promising commercial opportunity, the DMT may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for the DMT and build that market through clinician education, awareness programs, and the publication of clinical trial results. Gaining acceptance in medical communities requires publication in leading peer-reviewed journals of results from studies using the DMT and/or our planned future tests. The process of publication in leading medical journals is subject to a peer-review process and peer-reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of the DMT and our planned tests.
Our ability to successfully market our tests will depend on numerous factors, including:
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
The DMT, can be ordered via telemedicine channels given the sample collection can be achieved at-home using the Smart Sticker Collection Kit. The telemedicine channel consists of clinicians use of third-party telemedicine technologies to assess their patients. However, it is uncertain whether these solutions, or telemedicine generally, will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of clinicians and their patients to use a telemedicine solution, as well as on our ability to demonstrate the value of a telemedicine solution to commercial payors and other purchasers of healthcare for beneficiaries. To the extent the COVID-19 pandemic continues to subside, and patient access to clinician offices for in-person testing improves, the demand for a telemedicine channel could be adversely affected. Negative publicity concerning use of a telemedicine solution or the telemedicine market as a whole could limit market acceptance. If clinicians or their patients do not believe that a telemedicine channel can provide accurate evaluation of suspicious lesions and testing using the DMT, as our clinical studies have already demonstrated, or if clinicians or their patients are not willing to utilize the clinician-supervised remote collection process due to technological limitations or otherwise then an adoption of a telemedicine solution to access the DMT may be slow to develop, or may not develop at all. Changes by state professional licensing boards to the standards of care or other requirements governing the practice of telemedicine, including any such requirements from federal regulatory bodies, could impact the growth or even adoption of a telemedicine solution. Additionally, reimbursement from governmental and commercial payors may not be available or may be too limited for physician services or laboratory testing ordered through a telemedicine channel. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telemedicine could limit market acceptance for telemedicine. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations.
If we cannot enhance our tests to keep pace with rapid advances in technology, medicine and science, our operating results and competitive position could be harmed.
In recent years, there have been numerous advances in technologies relating to the molecular diagnosis for cancer and other medical conditions. Several new cancer drugs have been approved, including several for melanoma, and a number of new drugs in clinical development may increase patient survival time. There have also been advances in methods used to identify patients likely to benefit from these drugs based on analysis of biomarkers. We must continuously enhance our existing tests to keep pace with evolving standards of care. The DMT could become obsolete unless we continually innovate and expand them to demonstrate benefit in the diagnosis, monitoring, or prognosis of patients with cancer and other dermatologic conditions. If we cannot adequately demonstrate the applicability of the DMT to new diagnostic and treatment developments, sales of the DMT could decline, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
We rely on a limited number of suppliers and, in some cases, a single supplier, for certain of our laboratory substances, equipment and other materials, and any delays or difficulties securing these materials could disrupt our laboratory operations and materially harm our business.
We rely on a limited number of suppliers for certain of our laboratory substances, including reagents, as well as for the sequencers and various other equipment and materials we use in our laboratory operations. In particular, we rely on Thermo Fisher and VWR for supplies and Adhesive Research for our adhesive tape material. We do not have long-term supply agreements with any of our suppliers and, as a result, they could cease supplying these materials and equipment to us at any time due to an inability to reach agreement with us on supply terms, disruptions in their operations (including as a result of infectious disease outbreaks), a determination to pursue other activities or lines of business, or for other reasons, or they could fail to provide us with sufficient quantities of materials that meet our specifications. Transitioning to a new supplier or locating a temporary substitute, if any are available, would be time-consuming and expensive, could result in interruptions in or otherwise affect the performance specifications of our laboratory operations, or could require that we revalidate the DMT. In addition, the use of equipment or materials provided by a replacement supplier could require us to alter our laboratory operations and procedures as well as our research and development activities. Moreover, we believe there are currently only a few manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for our laboratory operations, including sequencers and various associated reagents. As a result, replacement equipment and materials that meet our quality control and performance requirements may not be available on reasonable terms, in a timely manner or at all. If we encounter delays or difficulties securing, reconfiguring or revalidating the equipment, reagents and other materials we require for the DMT, our operations could be materially disrupted and our business, financial condition, results of operations, and reputation could be adversely affected. As we introduce any new test, we may experience supply issues as we ramp test volume.

The DMT employs a novel diagnostic platform and may never be widely accepted by its intended markets.
Our future success depends on our ability to successfully commercialize the DermTech Melanoma Test. The scientific discoveries that form the basis of our proprietary technology platform and the DMT are relatively new. We are not aware of any other genomic tests such as ours and there can be no assurance that clinicians will be willing to use them. If we do not successfully develop and commercialize the DMT based upon our technological approach, we may not become profitable and the value of our common stock may decline.
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
If the DMT does not perform as expected, as a result of human error or otherwise, it could have a material adverse effect on our operating results, reputation, and business.
Our success depends on the market’s confidence that we can provide reliable, high-quality diagnostic results. There is no guarantee that any accuracy we have demonstrated to date will continue, particularly as the number of tests using our assays increases and if the number of different tests that we develop and commercialize expands. We believe that our customers are likely to be particularly sensitive to test defects and errors. As a result, the failure or perceived failure of our current tests to perform as expected could significantly impair our reputation and the public image of our tests or could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
As part of our strategy, we expect to increase our number of employees as our business grows. This future growth could create strain on our organizational, administrative, and operational infrastructure, including laboratory operations, quality control, customer service, and sales and marketing. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and management controls, as well as our reporting systems and procedures. If our current infrastructure is unable to handle our growth, we may need to further expand our infrastructure and staff and implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our operations. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.
If our sole laboratory facility becomes damaged or inoperable, or we are required to vacate the facility, our ability to sell and provide molecular tests and pursue our R&D efforts may be jeopardized.
We do not have any clinical reference laboratory facilities outside of our new facility in San Diego, California. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, flooding, pandemics or other disease outbreaks and power outages, which may render it difficult or impossible for us to perform our diagnostic test for some period of time. The inability to perform the DMT or the backlog of tests that could develop if our facility is inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our R&D work could be costly and time-consuming to repair or replace.
The San Diego area has recently experienced serious fires, floods and power outages, and is considered to lie in an area with earthquake and fire risk. If our sole laboratory facility is destroyed or otherwise rendered inoperable, we may have difficulty replacing or rebuilding this facility and there can be no assurance we could do so in a timely manner, on terms favorable to us or at all.

Additionally, a key component of our operations and R&D process involves using biological samples as the basis for the development of our diagnostic tests. In some cases, these samples are difficult to obtain. If the parts of our laboratory facility where we store these biological samples were damaged or compromised, our ability to pursue our R&D projects, as well as our reputation, could be jeopardized. We carry insurance for damage to our property and the disruption of our business, but this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
Further, if our CLIA-certified laboratory became inoperable or was destroyed, we may not be able to license or transfer our technology to another facility with the necessary state licensure and CLIA certification under which the DMT could be performed. For more information refer to the risk factor below under the heading “Our business could be harmed by the loss, suspension, or other restriction on a license, certification, or accreditation, or by the imposition of a fine or penalties, under CLIA, its implementing regulations, or other state, federal, and foreign laws and regulations affecting licensure or certification, or by future changes in these laws or regulations.” Even if we find a facility with such qualifications to perform the DMT, it may not be available to us on commercially reasonable terms. In addition, the use of a third-party laboratory to perform the DMT could affect their classification as LDTs and require us to seek FDA market authorization for the test prior to the completion of such a transfer.
If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenues or achieve and sustain profitability.
Our principal competition comes from mainstream clinical diagnostic methods, used by dermatologists for many years, which focus on visual tumor tissue analysis. It may be difficult to change the methods or behavior of dermatologists to incorporate the DMT and Smart Sticker into their practices in conjunction with, or instead of, tissue biopsies and analysis. In addition, companies offering capital equipment and kits or reagents to local dermatologists represent another source of potential competition. These tests are used directly by dermatologists, which can facilitate adoption. We plan to focus our marketing and sales efforts on medical dermatologists rather than pathologists.
We also face competition from companies that offer device products or are conducting research to develop device products for analysis of pigmented lesions. In particular, MELA Sciences, Inc., used to market its MelaFind® device to dermatologists, but we believe they no longer actively market this product. Scibase AB and Verisante Technology, Inc. have devices under development and may market their medical products directly to dermatologists if and when they obtain FDA approval. In addition to these companies, our competitors also include other device companies selling photographic technologies, whole body photography services, dermatoscopes, or confocal microscopy, such as Fotofinder, Molemate, Canfield Scientific, MedX, and Caliber I.D. Many of these groups, in addition to operating R&D laboratories, are selling equipment and devices. DermaSensor, Inc. has an FDA-approved point-and-click handheld device that is marketed solely to primary care physicians for evaluation of suspicious lesions.
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
We have recently experienced turnover in our executive team, with the addition of a new CEO and CCO, and the departure of our COO. Such a management transition subjects us to a number of risks, including risks pertaining to coordination of responsibilities and tasks, creation of new management systems and processes, differences in management style, effects on corporate culture, and the need for transfer of historical knowledge. In addition, our operations will be adversely affected if our management does not work together harmoniously, efficiently allocate responsibilities between themselves, or implement and abide by effective controls.
The loss of key members of our executive management team could adversely affect our business.
Our success in implementing our business strategy depends largely on the skills, experience, and performance of key members of our executive management team and others in key management positions, including Bret Christensen, the Company’s Chief Executive Officer, as well as their collective efforts. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies, and implementing our business strategy. Each member of our executive management team has an employment agreement; however, the existence of an employment agreement does not guarantee retention of the members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We do not maintain “key person” life insurance on any of our employees.

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
Most of our management team has limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage operating as a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Our limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of our time may be devoted to these activities which will result in less time being devoted to the management and growth of the Company. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
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
Our inability to attract, hire, and retain a sufficient number of qualified sales professionals would hamper our ability to launch and increase demand for the DMT.
To succeed in selling the DMT, we must expand our sales force in the United States and/or internationally by recruiting sales representatives with extensive experience in dermatology and close relationships with medical dermatologists, dermatopathologists, and other hospital personnel. To achieve our marketing and sales goals, we will need to substantially build our sales and commercial infrastructure, with which to date we have had little experience. Sales professionals with the necessary technical and business qualifications are in high demand, and there is a risk that we may be unable to attract, hire, and retain the number of sales professionals with the right qualifications, scientific backgrounds, and relationships with decision-makers and potential customers needed to achieve our sales goals. We expect to face competition from other companies in our industry, some of whom are much larger than us and who can pay greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If we are unable to hire and retain qualified sales and marketing personnel, our business will suffer.
We may encounter manufacturing problems or delays that could result in lost revenue.
The Smart Stickers specimen collection kits we distribute are produced by a third-party supplier. This contractor assembles several components, including the key adhesive patch trifold, into a finished product, then labels, stores, and ships this finished product to us. The adhesive tape subcomponent of the Smart Sticker is provided by a single-source third party. This tape is assembled into the individual Smart Stickers by another third-party supplier.

We believe we have arranged for adequate manufacturing capacity for the Smart Sticker through our third-party manufacturer. If demand for the DMT and our planned future tests increases significantly, we will need to either expand manufacturing capabilities through our existing third-party manufacturers or outsource to other manufacturers. If our third-party or other manufacturers engaged by us fail to manufacture and deliver the Smart Sticker or certain reagents in a timely manner for any reason, including as a result of supply chain failures, or they are unable to fulfil our orders due to regulatory non-compliance or other quality-related issues, our relationships with our customers could be seriously harmed. We cannot assure you that manufacturing or quality control problems will not arise as we attempt to increase the production of the Smart Sticker or that we can increase our manufacturing capabilities and maintain quality control in a timely manner or at commercially reasonable costs. If we cannot have the Smart Sticker manufactured consistently on a timely basis because of these or other factors, it could have a significant negative impact on our ability to perform tests and generate revenues.
If we cannot support demand for the DMT and our planned future tests, including successfully managing the evolution of our technology and manufacturing platforms, our business could suffer.
As the DMT volume grows, we will need to increase the DMT testing capacity, implement automation, increase our scale and related processing, customer service, billing, collection, and systems process improvements, and expand our internal quality assurance program and technology to support testing on a larger scale. We will also need additional technicians, certified laboratory scientists, and other scientific and technical personnel to process these additional tests. Any increases in scale, related improvements and quality assurance may not be successfully implemented and appropriate personnel may not be available. Failure to implement necessary procedures or to hire the necessary personnel could result in a higher cost of processing or an inability to meet market demand. We cannot assure you that we will be able to perform tests on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of the DMT results or that we will respond successfully to the growing complexity of the DMT testing operations. If we encounter difficulty meeting market demand or quality standards for the DMT, our reputation could be harmed and our future prospects and business could suffer, which may have a material adverse effect on our financial condition, results of operations, and cash flows.
If we were to be sued for product liability or professional liability, we could face substantial liabilities that exceed our resources.
The marketing, sale, and use of the DMT could lead to the filing of product liability claims against us if someone alleges that our tests failed to perform as designed. We may also be subject to liability for errors in the test results we provide to clinicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend.
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
Our business strategy contemplates possible international expansion, including partnering with academic and commercial testing laboratories, and introducing the DermTech Melanoma Test outside the United States and exporting the Smart Sticker. Doing business internationally involves a number of risks, including:
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

Cybersecurity incidents, cyberattacks and other information technology failures could result in loss of data, compromise of confidential information and adverse effects to our business, financial results and our ability to continue operations.
Despite the implementation of security measures, our information technology and systems, including the Internet and related systems, may be damaged, disrupted or shut down due to cybersecurity attacks that are material and adverse to our business and operations, which are often carried out by experienced programmers or hackers, which may be able to penetrate our security. Cyberattacks include deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website and the use of other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyberattacks may also be due to employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and our system redundancy and other disaster recovery planning may be ineffective or inadequate in preventing or responding to any of these circumstances. Techniques used in cybersecurity attacks to obtain unauthorized access, disable or sabotage information technology systems are evolving rapidly and cybersecurity events are becoming more prevalent. Any compromise of our information technology systems could result in the unauthorized access to, or acquisition or publication of our confidential business or proprietary information, patient, supplier or employee data, or other personal data or trade secrets information that are material and adverse to our business and operations and could expose us to legal claims or proceedings, liability under privacy or other laws, disruption of our operations and damage to our reputation, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues, and competitive position. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security incidents, cyberattacks, and other related cybersecurity incidents. The cost and operational consequences of implementing further data protection measures, either as a response to specific cybersecurity incidents or as a result of evolving risks, could be material. In addition, our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business.
If the security measures with respect to our telemedicine solution or the telemedicine platforms of third-party vendors that offer one or more of our tests fail or are breached, it could result in unauthorized persons accessing sensitive customer or patient data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our customers in a manner material to our business. In addition to risks affecting our own systems, we could also be negatively impacted by a security incident impacting a third party’s network and affecting us, such as our third-party vendors and service providers. In the event that these third parties do not adequately safeguard our data, cybersecurity incidents could result and negatively impact our business, operations and financial results. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could damage our reputation in a manner material to our business, adversely affect customer or investor confidence in us, and reduce the demand for our services from existing and potential customers. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations that materially and adversely affect our business.
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
We depend on information technology and telecommunications systems for significant aspects of our operations. In addition, our third-party billing and collections provider depends upon telecommunications and data systems provided by outside vendors and information we provide on a regular basis. These information technology and telecommunications systems support a variety of functions, including test processing, sample tracking, quality control, customer service and support, billing and reimbursement, R&D activities, and our general and administrative activities. Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts, and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses, and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems, or those used by our third-party service providers could prevent us from processing tests, providing test results to oncologists, pathologists, billing payors, processing reimbursement appeals, handling patient or clinician inquiries, conducting R&D activities, and managing the administrative aspects of our business such that our business is materially and adversely harmed. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have a material effect on our business, financial condition, results of operations and cash flows.
We rely on FedEx and UPS for the distribution of our Smart Stickers to customers and to transport specimens back to our laboratory facility and, if FedEx or UPS incurs any damage to their facilities, labor strike or inability to deliver our products as needed, it could have a material and adverse effect on our results of operations and business.
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

We may fail to achieve the expected cost savings and related benefits from our Restructuring Plans.
On June 26, 2023, our board of directors approved certain restructuring actions (the "2023 Restructuring Plan”) intended to prioritize the significant growth opportunities for the DMT, streamline operations, suspend pipeline programs and significantly reduce overall operating expenses. The 2023 Restructuring Plan primarily relates to sales, marketing and G&A functions and resulted in a workforce reduction of approximately 15% of the Company’s workforce. As part of the 2023 Restructuring Plan, the Company incurred one-time charges of $2.1 million in the second quarter of 2023. The one-time charges consist primarily of severance payments, employee benefits, and stock-based compensation for the acceleration of share-based awards. On January 29, 2024, our board of directors approved certain restructuring actions (the “2024 Restructuring Plan” and, together with the 2023 Restructuring Plan, the “Restructuring Plans”) to continue to align the Company’s resources with its previously announced strategic prioritization for the DMT. The restructuring includes operating expense reductions and a reduction in force. The 2024 Restructuring Plan primarily affected operations, but impacted the entire organization, and resulted in a workforce reduction of approximately 30 employees, or approximately 15% of the Company's workforce. The Company expects to achieve approximately $40 million in total operating expense reductions compared to fiscal 2022, from the aggregate of the Restructuring Plans.
The Company estimates that it will incur aggregate pre-tax charges of approximately $1.3 million in connection with the 2024 Restructuring Plan, primarily consisting of severance payments, employee benefits, outplacement services and related costs. The Company expects that the 2024 Restructuring Plan will be complete by the end of March 2024 and that these one-time charges will be incurred in the first quarter of 2024.

There is no guarantee that the Restructuring Plans will achieve their intended benefits. For example, the Company's cost restructuring efforts may not result in the anticipated savings or other economic benefits, or could result in total costs and expenses that are greater than expected. In addition, the Company may not be able to effectively realize all the cost savings anticipated by the Restructuring Plans and may incur termination and other costs not previously contemplated, which could be material. The Restructuring Plans may cause disruption to the Company's business operations. For example, the Restructuring Plans resulted in the loss of a number of long-term employees, which could result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect the Company's operations. In addition, the Restructuring Plans could negatively impact the Company's ability to attract, integrate, retain, and motivate key employees.
Inflation may adversely affect us by materially increasing our costs.
Recently, inflation has increased throughout the U.S. economy. Inflation can adversely affect us by materially increasing the costs of our suppliers, manufacturers, and other costs of doing business. We may experience material increases in the prices of labor. In an inflationary environment, cost increases may materially outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise additional capital to fund our operations, which may not be available in sufficient amounts or on reasonable terms, if at all, sooner than expected.
Political uncertainty may have an adverse impact on our operating performance and results of operations.
General political uncertainty may have an adverse impact on our operating performance and results of operations. In particular, the United States continues to experience significant political events that cast uncertainty on global financial and economic markets, especially in light of the upcoming presidential election. It is presently unclear exactly what actions the new administration in the United States will implement, and if implemented, how these actions may impact the pharmaceutical and diagnostics industries in the United States. Any actions taken by a new U.S. administration may have a negative impact on the United States economies and on our business, financial conditions, and results of operations.
Regulatory Risks Related to Our Business
Changes in health care law and policy may have a material and adverse effect on our financial condition, results of operations, and cash flows.
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
In April 2014, Congress passed PAMA, which included substantial changes to the way in which clinical laboratory services are be paid under Medicare Clinical Laboratory Fee Schedule. Under PAMA, certain clinical laboratories are required to periodically report to CMS private payor payment rates and volumes for their tests, and laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. Medicare reimbursement for clinical laboratory diagnostic tests is based on the weighted-median of the payments made by private payors for these tests, rendering private payor payment levels even more significant than in the past. As a result, future Medicare payments may fluctuate more often and become subject to the willingness of private payors to recognize the value of diagnostic tests generally and any given test individually. The impact of this payment system on rates for our tests, including any current or future tests we may develop, is uncertain.
Additionally, state legislatures have increasingly passed legislation and implemented regulations designed to control the cost of health care services, including clinical laboratory and pathology services. States may pursue a variety of strategies to control spending growth, including but not limited to promoting competition, reducing prices through regulation, imposing spending targets and promoting payment reform. These cost containment strategies may result in less favorable reimbursement rates and in some cases could negatively impact our ability to change or expand our operations in certain states.

Further, the impact on our business of the expansion of the federal and state governments’ role in the U.S. health care industry generally, including the social, governmental and other pressures to reduce health care costs while expanding individual benefits, is uncertain. We expect that there will continue to be proposals by legislators and regulators at both the federal and state levels, as well as by commercial payors to reduce costs while expanding individual health care benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for the DMT or the amounts of reimbursement available for the DMT from governmental or commercial payors. Any future changes to legal or regulatory requirements or new cost containment initiatives could have a materially adverse effect on our business, financial condition, results of operation, and cash flows.
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
Billing for the DMT is complex, and we must dedicate substantial time and resources to the billing process to be paid for the DMT; long payment cycles and changes in claims processing practices of Medicare, Medicaid, and/or other commercial payors, or other payment delays, could hurt our cash flows and increase our need for working capital.
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
The diagnostic testing industry is subject to extensive laws and regulations, many of which have not been interpreted by the courts. CLIA requires virtually all laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality, and proficiency testing requirements intended to ensure that testing services are accurate, reliable, and timely. Our clinical laboratory must be certified under CLIA in order for us to perform testing on human specimens for diagnostic purposes. CLIA certification is also a prerequisite to be eligible to bill state and federal health care programs as well as commercial payors. Further, many commercial payors require CLIA certification as well as accreditation from specific accrediting organizations as a condition to contracting with clinical laboratories to cover their tests.
We have a current CLIA certificate of accreditation from the CMS to perform high-complexity testing and a state license issued by California’s Department of Public Health, Laboratory Field Services. To renew our CLIA certificate, we are subject to survey and inspection every two years. We hold certificates of accreditation from CAP and JCO, which have each been granted deeming authority by CMS. CAP and JCO are independent, non-governmental organization that accredit laboratories nationwide on a voluntary basis. Our laboratory must comply with all CLIA requirements as well as with any additional requirements imposed by an accrediting organization. As a condition of CLIA certification, we are subject to surveys and inspections by our designated accrediting organization every other year, in addition to being subject to unannounced inspections. In mid-February 2024, we received a notification from CAP that our accreditation with CAP would not be renewed on its renewal date, and thus would terminate as of April 6, 2024. The notice did not provide a specific reason for this decision. We designated JCO as our primary accrediting organization, effective February 29, 2024.
Sanctions for failure to comply with accreditation organization or CLIA requirements may include suspension, revocation, or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as the imposition of significant fines or criminal penalties. In addition, we are subject to regulation under state laws and regulations governing laboratory licensure. Two states, one of which is New York, have enacted state licensure laws that are more stringent than CLIA.
Failure to maintain CLIA certification, accreditation organization certification, or required state licenses could have a material adverse effect on the sales of the DMT and the results of our operations. As noted above, CAP elected to not renew and thus terminate our accreditation status effective April 6, 2024. If JCO were to terminate its accreditation with us for any reason, we may not again be able to attain CAP accreditation or accreditation from any other organization or obtain CAP accreditation or accreditation from another organization on a timely basis. To retain our CLIA certification, we must have at least one certificate of accreditation from an accrediting organization or, in the absence of a certificate of accreditation, obtain a CLIA certificate of compliance from the California Department of Public Health. If we were to lose our CLIA certification or California laboratory license, whether as a result of a revocation, suspension, or limitation, we would no longer be able to offer the DMT or any other testing, which would limit our revenues and harm our business or cause us to cease operations entirely. If we were to lose our license in any other state where we are required to hold a license, we would not be able to test specimens from those states. In addition, state and foreign requirements for laboratory certification may be costly or difficult to meet and could affect our ability to receive specimens from certain states or foreign countries. We receive specimens from all 50 U.S. states and certain provinces in Canada. Some states maintain independent licensure, registration, or certification procedures that apply to out-of-state laboratories with which we must maintain compliance in order to receive and test samples from those states. Maintaining compliance with the myriad state and foreign requirements is time consuming and resource intensive and failure to maintain compliance could result in sanctions.
Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing licensure, or our failure to renew a CLIA certificate, accreditation organization certificate, a state or foreign license, or accreditation, could have a material adverse effect on our business, financial condition, results of operations and cash flows. If the CLIA certificate of our laboratory is revoked, that could also impact our licensure or certification in the states or in foreign jurisdictions.

If the FDA were to begin requiring approval or clearance of the DMT and our planned future tests, or our proprietary specimen collection kit, we could incur substantial costs and time delays associated with meeting requirements for premarket clearance or approval.
The laws and regulations governing the marketing of diagnostic products are evolving, extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Pursuant to its authority under the federal Food, Drug, and Cosmetic Act (“FDCA”), the FDA has jurisdiction over medical devices, including in vitro diagnostics and, therefore, our clinical laboratory tests; however, we believe our laboratory tests qualify as LDTs, which are currently subject to the FDA’s enforcement discretion. Among other things, pursuant to the FDCA and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. Although the FDA has asserted that it has authority to regulate the development and use of LDTs, such as our and many other laboratories’ tests, as medical devices, it has generally exercised enforcement discretion and has not otherwise enforced device regulatory requirements for most LDTs, which are designed, manufactured and performed within a single high-complexity CLIA-certified laboratory.
We believe that our tests, as utilized in our clinical laboratory. meet the requirements for classification as LDTs at this time. As a result, we believe that we are not required to obtain regulatory clearances or approvals from the FDA for our LDTs. However, in October 2023, the FDA issued a proposed rule aimed at regulating LDTs under the current medical device framework and proposing to phase out its existing enforcement discretion policy for this category of diagnostic tests. The agency’s proposal envisions that the LDT enforcement policy phase-out process would occur in gradual stages over a total period of four years, with premarket approval applications for high-risk tests to be submitted by the 3.5-year mark, although more details are expected to be provided with the upcoming final rule. The likelihood of the FDA finalizing the proposed rule in April 2024 (as currently projected), as well as potential litigation challenging the agency’s authority to take such action, is uncertain at this time. Affected stakeholders continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the proposed FDA administrative action, which may be disruptive to the industry and to patient access to certain diagnostic tests.
In addition, we believe the Smart Sticker we provide for collection and transport of skin samples from a health care provider (or in our available telemedicine option, from the patient directly) to our clinical laboratory is considered a Class I medical device subject to the FDA’s general device controls but exempt from premarket review. However, the FDA could assert the Smart Sticker is non-exempt or is a Class II or III device, which would subject it to premarket clearance or approval requirements, which could be time-consuming and expensive. While we believe that we are currently in material compliance with applicable laws and regulations, we cannot assure you that the FDA, or other regulatory agencies, would agree with our determinations. Any determination by the government that we have violated the FDCA or any FDA regulations, or a public announcement that we are being investigated for possible violations of these laws or regulations, could adversely affect our business, prospects, results of operations, or financial condition.
Even though we presently commercialize the DMT as an LDT, the DMT may in the future become subject to more onerous regulation by the FDA. For example, the FDA may disagree with our assessment that our test falls within the definition of an LDT and seek to regulate it as a medical device, or the proposed rule to regulate LDTs as medical devices may be finalized and implemented by the agency.
Separately, members of Congress have been working for the past several years on legislation to create an LDT and IVD regulatory framework that would be separate and distinct from the existing medical device regulatory framework. For example, as drafted and re-introduced for consideration by the current Congress, the Verifying Accurate, Leading-edge IVCT Development Act, or VALID Act, would codify into law the term “in vitro clinical test,” or IVCT, to create a new medical product category separate from medical device that includes all products currently regulated as IVDs as well as LDTs. The VALID Act would also create a new system for labs and hospitals to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients.
It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by President Biden. Until the FDA finalizes LDT regulations through the ongoing notice-and-comment rulemaking process, or the VALID Act or other legislation is passed reforming the federal government’s regulation of LDTs, it is unknown how the FDA may regulate our tests in the future and what testing and data may be required to support any required clearance or approval.

Whether as a result of new legislative authority or following formal notice-and-comment rulemaking, if the FDA begins to enforce new regulatory requirements for LDTs, or if the FDA disagrees with our assessment that the DMT is an LDT, the DMT could for the first time be subject to a variety of regulatory requirements, including registration and listing, medical device reporting, and quality control. We also could be required to obtain premarket clearance or approval for our existing test and any new tests we are developing or may develop, which may force us to cease marketing the DMT until we obtain the required clearance or approval. The premarket review process for diagnostic products can be lengthy, expensive, time-consuming, and unpredictable. Further, obtaining premarket clearance or approval may involve, among other things, successfully completing clinical trials. Clinical trials require significant time and cash resources and are subject to a high degree of risk, including risks of experiencing delays, failing to complete the trial or obtaining unexpected or negative results. If we are required to obtain premarket clearance or approval and/or conduct premarket clinical trials, our development costs could significantly increase, our introduction of any new tests we may develop may be delayed, and sales of our existing test could be interrupted or stopped. Any of these outcomes could reduce our revenue or increase our costs and materially adversely affect our business, prospects, results of operations, or financial condition. Moreover, any cleared or approved labeling claims may not be consistent with our current claims or adequate to support continued adoption of and reimbursement for the DMT. For instance, if we are required by the FDA to label the DMT as investigational, or if labeling claims the FDA allows us to make are limited, order levels may decline and reimbursement may be adversely affected. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our existing test or from tests we may develop. Until the FDA finalizes its regulatory position regarding LDTs, or federal legislation is passed concerning regulation of LDTs, it is unknown how the FDA may regulate the DMT in the future and what testing and data may be required to support any required clearance or approval as a medical device or an “in vitro clinical test” (as that category is being defined in the as-introduced VALID Act).
The requirement of premarket review could negatively affect our business until such review is completed and regulatory clearance or approval is obtained. The FDA could require that we stop selling the DMT pending premarket clearance or approval. The regulatory authorization process may involve, among other things, successfully completing additional clinical trials and making a premarket submission, such as a 510(k) notification, a premarket approval application (“PMA”), or a de novo device classification request to the FDA. If the FDA requires any form of premarket review, the DMT may not be cleared or approved on a timely basis, if at all. We may also decide voluntarily to pursue FDA premarket review and authorization of the DMT if we determine that doing so would be appropriate.
Additionally, should future regulatory actions affect any of the reagents we obtain from suppliers and use in conducting the DMT, our business could be adversely affected in the form of increased costs of testing or delays, limits, or prohibitions on the purchase of reagents necessary to perform DMT testing. While we qualify all materials used in our products in accordance with the regulations and guidelines of CLIA, the FDA could promulgate regulations or issue guidance for industry that may impact our ability to purchase materials necessary for the performance of the DMT. If any of the reagents we obtain from suppliers and use in the DMT are affected by future regulatory actions, our business could be adversely affected, including by increasing the cost of testing or delaying, limiting, or prohibiting the purchase of reagents necessary to perform testing with our products.
Failure to comply with any applicable FDA requirements could trigger a range of enforcement actions by the FDA, including but not limited to warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations and denial of or challenges to applications for clearance or approval, as well as significant adverse publicity.

If we were to be required by the FDA to conduct additional clinical studies before continuing to offer tests that we have developed or may develop as LDTs, those studies could lead to delays or failure to obtain necessary regulatory clearance or approval, which could cause significant delays in commercializing any future products and harm our ability to achieve profitability.
If the FDA decides to require that we obtain 510(k) clearance, premarket approvals pursuant to a PMA, or any other type of premarket authorization in order for us to commercialize our current DMT or our planned future tests, whether as a result of new legislative authority or following finalization and implementation of the October 2023 proposed rule or based on its determination that any of those tests does not meet the definition of an LDT, we may be required to conduct additional clinical testing before submitting a regulatory submission for commercial marketing authorization. In addition, as part of our long-term strategy we may plan to seek FDA clearance or approval for certain genomic tests in order to permit them to be offered by other clinical laboratories in addition to our own; however, we would need to conduct additional clinical validation activities on the DMT before we could submit an application for FDA approval or clearance. Clinical trials to support marketing authorization from the FDA must be conducted in compliance with various regulatory requirements, including investigational device exemption regulations and good clinical practices, or else the FDA may take certain enforcement actions or reject the data. We believe it would likely take two years or more to conduct the clinical studies necessary to obtain approval from the FDA to commercially launch the DMT and our planned future tests outside of our clinical laboratory.
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
We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which would increase the cost and complexity of our trials. We would also depend on clinical investigators, medical institutions, and contract research organizations to perform the trials properly. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness, or accuracy of the data or results they obtain is compromised due to the failure to adhere to our clinical protocols or applicable regulations or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in clinical testing or human research approvals as a result of the failure to perform by third parties, our R&D costs would increase, and we may not be able to obtain regulatory clearance or approval for the DMT or our planned future tests, if needed. In addition, we may not be able to establish or maintain relationships with these third parties on favorable terms, if at all. Each of these outcomes would harm our ability to market the DMT outside of the LDT context or to achieve profitability.
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
•FDA laws and regulations, including but not limited to requirements for offering LDTs;

•HIPAA, which imposes comprehensive federal standards with respect to the privacy and security of PHI, and requirements for the use of certain standardized electronic transactions; amendments to HIPAA under HITECH, which strengthened and expanded HIPAA privacy and security compliance requirements, increased penalties for violators, extended enforcement authority to state attorneys general and imposed requirements for breach notification;
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

The growth of our business and our future expansion outside of the United States may increase the potential of violating similar foreign laws or our internal policies and procedures. The risk of us being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Any of the foregoing consequences could seriously harm our business and our financial results.
We must comply with complex and overlapping laws protecting the privacy and security of health information and personal data.
The privacy regulations regulate the use and disclosure of PHI by health plans, health care clearing houses, and health care providers engaging in certain electronic transactions (“Covered Entities”). They also set forth certain rights that an individual has with respect to his or her PHI maintained by Covered Entities, including the right to access or amend certain records containing PHI, request an accounting of PHI disclosures, or to request restrictions on the use or disclosure of PHI. The HIPAA security regulations establish administrative, physical, and technical standards for maintaining the confidentiality, integrity and availability of PHI in electronic form. These standards apply to Covered Entities and also to “business associates” or third parties providing services involving the use or disclosure of PHI. The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI and other personal information, for example, the California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020. The California Privacy Rights Act (“CPRA”), which amends the CCPA, went into effect in January of 2023 and creates new regulatory authority in California with enforcement powers, resulting in additional compliance costs and expenses, and additional potential harm and liability for failure to comply. Other states are enacting similar comprehensive privacy laws, for example Virginia, Colorado, Connecticut, and Utah all enacted new data privacy laws that took effect throughout 2023 that have similarities to the CCPA and CPRA, but also have significant differences, creating compliance challenges across different jurisdictions. While there is an exception for protected health information that is subject to HIPAA in the state consumer privacy laws, these laws may impact some business operations if we are covered under such laws. We are a “business” for purposes of the CCPA, and unlike other state privacy laws, the CCPA regulates personal information collected in a business to business and in human resources contexts related to our California employees. As a result, we are required to comply with both HIPAA privacy regulations and varying state privacy and security laws.
Moreover, HIPAA as amended by HITECH, established certain health information security breach notification requirements. In the event of a breach of unsecured PHI, a Covered Entity must notify each individual whose PHI is breached, federal regulators and in some cases, must publicize the breach in local or national media. Breaches affecting 500 individuals or more are publicized by federal regulators who publicly identify via website posting the breaching entity, the circumstances of the breach and the number of individuals affected.
These laws contain significant fines and other penalties for wrongful use or disclosure of PHI. Given the complexity of HIPAA and HITECH and their overlap with state privacy and security laws, and the fact that these laws are rapidly evolving and are subject to changing and potentially conflicting interpretation, our ability to comply with HIPAA, HITECH and state privacy requirements is uncertain and the costs of compliance are significant. Moreover, these laws and their interpretations may become more stringent or inclusive over time. For example, increasing concerns about health information privacy have recently prompted the federal government to issue guidance taking a newly expansive view of the scope of the laws and regulations that they enforce. Further adding to the complexity is that our operations are evolving and the requirements of these laws will apply differently depending on such things as whether or not we bill electronically for our services, or provide services involving the use or disclosure of PHI and incur compliance obligations as a business associate. The costs of complying with any changes to HIPAA, HITECH and state privacy and security restrictions may have a negative impact on our operations. Noncompliance could subject us to criminal penalties, civil sanctions and significant monetary penalties as well as consumer initiated litigation and reputational damage.

We also are required to collect and maintain personal information about our employees, and we collect information about customers as part of some of our marketing programs, as well as receive and transfer certain payment information using a third-party billing vendor, to accept payments from our customers, including credit card information. Most states have adopted laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. In addition, many U.S. states are enacting consumer privacy statutes to enhance protections for personal data and to provide residents with more choices concerning their data collected by businesses, increasing compliance complexity and increasing risks of failures to comply. Activities outside of the United States implicate local and national data protection standards, impose additional compliance requirements, and generate additional risks of enforcement for non-compliance. The collection and use of such information may be subject to contractual obligations as well. If the security and information systems that we or our outsourced third-party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with these laws, regulations, and contractual obligations, we could face litigation and the imposition of penalties that could adversely affect our financial performance.
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
Clinical research is subject to federal, state, and, for studies conducted outside of the United States, international regulation. At the federal level, HHS imposes regulations for the protection of human subjects and requirements such as initial and ongoing institutional review board review, informed consent requirements, adverse event reporting and other protections to minimize the risk and maximize the benefit to research participants. Clinical studies done under an investigational device exemption for purposes of an anticipated FDA premarket submission are subject to a separate layer of human subject protection regulations. Many states also impose human subject protection laws that mirror or in some cases exceed federal requirements and, in some states, the violation of federal human subject protection regulations constitutes a violation of state law. HIPAA and other privacy laws also regulate the use and disclosure of PHI in connection with research activities. Research conducted overseas is subject to a variety of national protections such as ethics committee review, informed consent and adverse event reporting, as well as laws regulating the use, disclosure and cross-border transfer of personal data. The costs of compliance with these laws may be significant and compliance with regulatory requirements may result in delay. Noncompliance may disrupt our research and result in data that is unacceptable to regulatory authorities, data lock, or other sanctions that may significantly disrupt our operations.

We could be adversely affected by alleged violations of the Federal Trade Commission Act or other truth-in-advertising and consumer protection laws.
Our advertising for laboratory services and tests is subject to federal truth-in-advertising laws enforced by the FTC as well as comparable state consumer protection laws. Under the Federal Trade Commission Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution. Our direct-to-consumer advertising and social media presence, as well as our physician-directed advertising, are subject to these federal and state truth-in-advertising laws. Any actual or perceived non-compliance with those laws could lead to an investigation by the FTC or a comparable state agency, or could lead to allegations of misleading advertising by private plaintiffs. Any such action against us would disrupt our business operations, cause damage to our reputation, and result in material adverse effects on our business, financial condition, results of operation, and cash flows.
Medical product manufacturers’ use of social media platforms presents new risks.
We believe that our customer base and potential patient populations are active on social media and we have begun engaging through those platforms to elevate our national marketing presence. Social media practices in the diagnostic, pharmaceutical, biotechnology and medical device industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, one of our products, which could result in reporting obligations or the need for us to conduct an investigation. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us or our products on any social networking website. If any of these events were to occur or we otherwise fail to comply with any applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business.
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
Our ability to protect our discoveries and technologies affects our ability to compete and to achieve profitability. Currently, we rely on a combination of U.S. and foreign patents and patent applications, copyrights, trademarks and trademark applications, confidentiality or non-disclosure agreements, material transfer agreements, licenses, consulting agreements, work-for-hire agreements, and invention assignment agreements to protect our intellectual property rights. We also maintain certain company know-how, trade secrets, and technological innovations designed to provide us with a competitive advantage in the marketplace as trade secrets. As of February 29, 2024, we own 13 issued U.S. utility or design patents, 24 pending U.S. utility or design patent applications, three pending U.S. provisional patent applications, five pending U.S. design patent applications, five issued foreign patents, 45 pending foreign patent applications, and one PCT application. While we intend to pursue additional patent applications, it is possible that our pending patent applications and any future applications may not result in issued patents. Even if patents are issued, third parties may independently develop similar or competing technology that avoids our patents. Further, we cannot be certain that the steps we have taken will prevent the misappropriation of our trade secrets and other confidential information as well as the misuse of our patents and other intellectual property, particularly in foreign countries where we have not filed for patent protection.

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
In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of federal and state income tax laws applicable to holders of our common stock. In particular, the comprehensive tax reform legislation enacted in December 2017 pursuant to the TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation on the deductibility of interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for NOLs generated in taxable years beginning after December 31, 2017 to 80% of current year taxable income, elimination of NOL carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, reduction or elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, eliminating the option to deduct research and development expenditures currently and requiring corporations to capitalize and amortize them over five years, and modifying or repealing many business deductions and credits. The CARES Act modifies certain provisions of the TCJA. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021, and increases the amount of interest expense that may be deducted to 50% of adjusted taxable income for taxable years beginning in 2019 or 2020. Furthermore, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law in August 2022, which contained certain tax measures, including an excise tax of 1% on certain corporate stock buy-backs. Regulatory guidance under the TCJA an the IRA is and continues to be forthcoming, and such regulatory guidance could adversely affect our business and financial condition. In addition, the impact of such regulatory guidance on holders of our common stock is also uncertain and could be adverse. It is uncertain if and to what extent various states will conform to the TCJA, the IRA, and such regulatory guidance. You are urged to consult with your legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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
Any future issuance of our equity securities could dilute the interests of our then existing security holders and could substantially decrease the trading price of our securities. We may issue equity or equity-linked securities for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of then-outstanding options or other equity-linked securities, if any, or for other reasons. We currently have registered up to $299.7 million of common stock, preferred stock, warrants, senior debt, subordinated debt, rights or units under an effective universal shelf registration statement. Our ability to utilize our effective universal shelf registration statement, including the $74.7 million of capacity remaining under the 2022 Sales Agreement is limited by our compliance with the baby shelf rules. As of the filing of this Annual Report on Form 10-K, our public float is less than $75 million, and under SEC regulations, for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements subject to the baby shelf rules is limited to an aggregate of one-third of our public float. As of February 23, 2024, our public float was approximately $43.2 million, based on 34,008,061 shares of outstanding common stock held by non-affiliates and at a price of $1.27 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on February 23, 2024. Sales of substantial amounts of shares of our common stock or other securities under our current universal shelf registration statement or otherwise could lower the market price of our common stock and impair our ability to raise capital.
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
Our publicly traded warrants are subject to the Warrant Agreement, dated June 19, 2017, by and between the Company and Continental Stock Transfer & Trust Company (the “Warrant Agreement”). The Warrant Agreement provides that the terms of the publicly traded warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then outstanding publicly traded warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the publicly traded warrants in a manner adverse to a holder if holders of a majority of the then outstanding publicly traded warrants approve of such amendment. Although our ability to amend the terms of the publicly traded warrants with the consent of a majority of the then outstanding publicly traded warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the publicly traded warrants, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of the publicly traded warrants.

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
If securities or industry analysts cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.
The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. If any of the analysts who cover us change their recommendation regarding our shares of common stock adversely (including by reducing their price target with respect to our common stock, which we have experienced), or provide more favorable relative recommendations about our competitors, the price of our shares of common stock may decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.
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

The price of our common stock has been and may continue to be volatile and may fluctuate substantially.
The stock market in general and, especially in recent history, the market for life sciences companies in particular, have experienced extreme volatility that has often been unrelated to companies’ operating performance. During the 12-month period ended December 31, 2023, the closing prices of our common stock as reported on the Nasdaq Capital Market were in the range of $1.18 to $6.20 per share. In addition, the stock market in general has recently experienced relatively large price and volume fluctuations in response to the macroeconomic environment, and geopolitical concerns. The market price for our common stock may be influenced by many factors, including:
•the results of our efforts to commercialize the DMT;
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
•regulatory or legal developments related to our business or operations in the United States and other countries;
•changes in the structure of healthcare payment systems;
•delay or failure to obtain coverage policy decisions from commercial payors;
•conditions or trends in the life sciences industry;
•actual or anticipated changes in earnings estimates, guidance or recommendations by securities analysts;
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity
We recognize the critical importance of maintaining the trust and confidence of customers, patients, business partners and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our board of directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our cybersecurity policies, standards, processes and practices are based on recognized frameworks established by the National Institute of Standards and Technology, or NIST and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity Risk Management and Strategy; Effect of Risk
We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services, including regular network and endpoint monitoring, audits, vulnerability assessments, penetration testing, threat modeling and tabletop exercises to inform our risk identification and assessment. As discussed in more detail under “Cybersecurity Governance” below, our audit committee of our board of directors provides oversight of our cybersecurity risk management and strategy processes, which are led by our Information Security Officer, General Counsel, Chief Compliance Officer and Chief Information Officer.
We also identify our cybersecurity threat risks by comparing our processes to standards set by the NIST and Center for Internet Security (or “CIS”) as well as by engaging experts to attempt to infiltrate our information systems. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:

•monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws;

•through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;

•employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence;

•provide regular, mandatory training for our employees and contractors regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices;

•conduct regular phishing email simulations for all employees and contractors with access to our email systems to enhance awareness and responsiveness to possible threats;

•conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle confidential information, personal data and other sensitive data;

•run annual tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;

•leverage incident handling frameworks to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident;

•carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident;

•use a third-party risk management platform to continually assess and manage risk, using CIS and NIST benchmarks, HIPAA security rules and guidance and overall information technology risk;

•use a third-party service providers to continuously monitor, perform vulnerability scanning, and penetration testing of our internal and/or external online presence, including wireless networks, cloud-based servers, business website, and electronic communications;

•utilize defined onboarding and monitoring procedures with third-party contractors, including risk- based surveys as part of the vendor management and selection process; and

•establish a cross-functional governance working group or committee led by the Information Security Officer to oversee and make recommendations as to data classification, management and access.

Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation.
As part of the above processes, we regularly engage with consultants, auditors and other third parties, including annual review of our cybersecurity program to help identify areas for continued focus, improvement and compliance.
Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including our suppliers and manufacturers or who have access to patient and employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.
We describe whether and how risks from identified cybersecurity threats could materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Cybersecurity incidents, cyberattacks and other information technology failures could result in loss of data, compromise of confidential information, and adverse effects to our business, financial results and our ability to continue operations,” which disclosures are incorporated herein by reference. In the last three fiscal years, we have not experienced any material cybersecurity incidents.
Cybersecurity Governance; Management
Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. The audit committee of our board of directors is responsible for the oversight of risks from cybersecurity threats. In general, the audit committee oversees risk management activities designed and implemented by our management.
At least quarterly, our audit committee receives an update from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, our audit committee generally receives materials that include a cybersecurity scorecard / dashboard and other materials discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties, and discusses such matters with our Information Security Officer. Our audit committee also will receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.
Members of our audit committee and board of directors are also encouraged to regularly engage in conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also considered during separate board meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters.
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Information Security Officer, Chief Information Officer, Chief Privacy Officer, Chief Financial Officer, Chief Compliance Officer and General Counsel. Such individuals have collectively over approximately 40 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, as well as several relevant degrees and certifications, including Certified Information Privacy Manager, and Certified Information Systems Security Professional. These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, these management team members report to the audit committee of our board of directors about cybersecurity threat risks, among other cybersecurity related matters, on a quarterly basis and annually.

Item 2. Properties.
We currently occupy approximately 110,082 square feet of space in San Diego, California. See Note 5 in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” for further discussion surrounding our leased facilities.
We believe these facilities are adequate to meet our current and reasonably foreseeable requirements. We believe that we would be able to obtain additional space, if required, on commercially reasonable terms.
Item 3. Legal Proceedings.
From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Because legal proceedings are inherently uncertain, we are unable to predict the ultimate outcomes of these matters, but management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows. However, there can be no assurance as to the ultimate outcomes of these matters.
On October 16, 2023, a putative class action lawsuit titled Bagheri v. DermTech, Inc., et al., Case No. 23-cv-1885-DMS-JLB, was filed in the United States District Court for the Southern District of California against the Company and certain of its current and/or former officers (collectively, the “Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between May 3, 2022 and November 3, 2022 (collectively, the “Plaintiffs”). The Plaintiffs alleged in the complaint that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements regarding the Company’s business, operations, and prospects. The action includes claims for damages and an award of reasonable costs and attorneys’ fees and expert fees.
On December 5, 2023, another putative class action lawsuit titled Quarford v. DermTech, Inc. et al., Case No. 23-cv-2221-JES-DDL was filed in the United States District Court for the Southern District of California against the same Defendants and alleging same causes of action as the Bagheri lawsuit. The Quarford lawsuit expanded the class period to include as Plaintiffs persons who purchased or otherwise acquired the Company’s publicly traded securities from March 8, 2021 to November 3, 2022. On January 17, 2024, the Court consolidated the two actions, which is now titled In re DermTech, Inc. Securities Litigation, Case No. 3:23-cv-1885-DMS-JLB. The consolidated complaint is now due April 1, 2024 and Defendants' responses are due May 31, 2024. Given the early stage of this litigation, the probability of a particular outcome cannot be determined at this time. The Company intends to vigorously defend against all claims.
On December 15, 2023, Joseph Fleischman filed a shareholder derivative lawsuit titled Fleischman v. DermTech, Inc., et al., Case No. 23-cv-2289-DMS-JLB in the United District Court for Southern District of California against the Company’s current and/or former officers and directors (collectively, the “Defendants”) for breaches of their fiduciary duties as directors and/or officers of DermTech, unjust enrichment, gross mismanagement, abuse of control, waste of corporate assets, violations of Section 14(a) of the Securities Exchange Act of 1934, and contribution under Sections 10(b) and 21D of the Exchange Act. February 26, 2024, the Court granted the parties’ joint motion to stay the action pending a resolution of the Company's motion to dismiss the pending securities class action described above. Given the early stage of this litigation, the probability of a particular outcome cannot be determined at this time. The Company intends to vigorously defend against all claims.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information.
Our common stock is currently listed on the Nasdaq Capital Market under the symbol “DMTK.”
Holders of Our Common Stock
As of February 23, 2024, there were 34,623,443 shares of our common stock outstanding held by approximately 163 holders of record.
Recent Sales of Unregistered Securities
We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2023 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2023.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations of DermTech, Inc. (together with its subsidiaries, “DermTech,” “we,” “us,” “our” or the “Company”) should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.
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
We are addressing unmet needs in the clinical evaluation pathway of pigmented skin lesions, such as moles or dark colored skin spots. The DermTech Melanoma Test (“DMT”) facilitates the clinical assessment of pigmented skin lesions for melanoma. We initially focused on marketing the DMT to a large group of dermatology clinicians and are currently prioritizing billable samples in geographies where we have payor coverage versus overall volume growth as one factor to potentially increase average selling price. In connection with the restructuring completed in January, we reduced the number of our sales territories from approximately 60 territories to approximately 55 territories. The application of our Smart Sticker to collect samples non-invasively may allow us to eventually market the DMT to primary care physicians more broadly, beyond integrated primary care networks. We process our tests in our high complexity molecular laboratory that is Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified, accredited by the Joint Commission, formerly the Joint Commission on Accreditation of Healthcare Organizations (“JCO”) and licensed by the State of California as well as other states requiring out-of-state licensure, including New York. We also provide laboratory services to several pharmaceutical companies that access our technology on a contract basis for their clinical trials or other studies to advance new drugs.
Based on publicly available estimates, approximately 4 million total skin biopsies are completed in the United States each year to diagnose approximately 190,000 melanomas, consisting of approximately 2 million biopsies covered by Medicare with a market value of approximately $1.5 billion per year and approximately 2 million biopsies that could potentially be reimbursed by commercial payors for an approximate value of $1 billion per year. In 2023, we increased covered lives for our test by approximately 45%. In the United States, approximately 12 million surgical biopsies are performed each year to diagnose approximately 5.4 million non-melanoma skin cancers. Many of the initial surgical procedures for these skin cancers are performed on cosmetically sensitive areas of the body, such as the face, neck and chest, creating significant demand for a non-invasive alternative. We believe the total market opportunity for our non-melanoma skin cancer products may exceed $3 billion in the United States and $1 billion in select world-wide markets.
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

Despite the grant of Medicare coverage for the DMT, uncertainty surrounds commercial payor reimbursement, including governmental and commercial payors, of any test incorporating new technology, including tests developed using our technologies. Because each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse our tests, seeking payor approvals is a time-consuming and costly process. Payors can change, and have changed, their policies and procedures regarding their coverage of or reimbursement for our tests, from time to time, even after we have received relevant payor approvals. We cannot be certain that coverage for our current tests and our planned tests will be provided in the future by additional commercial payors or that existing policy decisions or reimbursement levels will remain in place or be fulfilled under existing terms and provisions. If we cannot obtain or maintain coverage and reimbursement from private and governmental payors, such as Medicare and Medicaid, for our current tests, or new tests or test enhancements, our ability to generate revenues could be limited. This may have a material adverse effect on our business, financial condition, results of operation and cash flows.
Discontinuation of Optional TERT Add-On Assay
Effective March 1, 2024, the Company intends to discontinue the optional TERT promoter mutation add-on assay for the DMT. Multiple studies, including the Company’s recently completed Trust 2 Study, demonstrated the foundational DMT’s NPV to be 99% or higher. A high NPV for a rule-out test provides assurance to clinicians and patients that a suspicious pigmented lesion which tests negative is unlikely to be a melanoma. The TERT promoter mutation assay was offered as an optional add-on to the foundational gene expression assay for LINC00518 and PRAME based on initial validation data suggesting it conferred a modest increase in NPV. However, in the clinical setting, less than one-third of patient samples contain sufficient genomic material for TERT analysis. In the Trust 2 Study, the addition of TERT analysis decreased specificity slightly without providing a statistically significant increase in NPV.
Restructuring Plans
On June 26, 2023, the Company’s board of directors approved the 2023 Restructuring Plan, which included restructuring actions primarily related to sales, marketing and general and administrative functions and resulted in a workforce reduction of approximately 15% of the Company’s workforce.
On January 29, 2024, our board of directors approved a restructuring plan (the “2024 Restructuring Plan” and, together with the 2023 Restructuring Plan, the “Restructuring Plans”) to continue to align the Company’s resources with its previously announced strategic prioritization for the DMT. The 2024 Restructuring Plan includes operating expense reductions and a reduction in force. The 2024 Restructuring Plan will primarily affect operations, but impact the entire organization, and will result in a workforce reduction of approximately 30 employees, or approximately 15% of the Company's workforce. The Company expects to achieve approximately $40 million in total operating expense reductions compared to fiscal 2022, from the aggregate of the Restructuring Plans.
The Company estimates that it will incur aggregate pre-tax charges of approximately $1.3 million in connection with the 2024 Restructuring Plan, primarily consisting of severance payments, employee benefits, outplacement services and related costs. The Company expects that the 2024 Restructuring Plan will be complete by the end of March 2024 and that these one-time charges will be incurred in the first quarter of 2024.
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

Financial Overview
Revenue
We generate revenue through laboratory services that are billed to Medicare, private medical insurance companies and pharmaceutical companies who order our laboratory services, which can include sample collection kits, test development, patient segmentation and stratification, genomic analysis, data analysis and reporting. Our revenue is generated from two revenue streams: test revenue and contract revenue. Test revenue can be highly variable as it is based on payments received by government and private insurance payors that are and are not under contract and can vary based on patient insurance coverage, deductibles and co-pays. As much of our test revenue is driven by the samples that are sent by physicians to our central lab for testing, a key performance measure for us is samples that are received and processed by our central lab successfully, also known as billable samples. We are currently prioritizing billable samples in geographies where we have payor coverage versus overall volume growth as one factor to potentially increase average selling price. Historically, less than one third of our total billable samples has been reimbursed. We continuously take measures with the goal of improving that proportion by leveraging our Medicare coverage and the over 130 million total covered lives for our test, as well as increasing our appeals and administrative process with payors’ claim processing and medical affairs departments.
We have a current CLIA certificate of accreditation from the CMS to perform high-complexity testing and a state license issued by California’s Department of Public Health, Laboratory Field Services. We hold certificates of accreditation from CAP and JCO. In mid-February 2024, we received a notification from CAP that our accreditation with CAP would not be renewed on its renewal date, and thus would terminate as of April 6, 2024. The notice did not provide a specific reason for this decision. We designated JCO as our primary accrediting organization, effective February 29, 2024.
Our laboratory services are ordered by customers on projects that may span over several years, which makes our contract revenue highly variable. Segments of these contracts may be increased, delayed or eliminated based on the success of our customers’ clinical trials or other factors.
Operating Expenses
Sales and Marketing Expenses
Sales and marketing expenses are primarily related to our specialty field sales force, reimbursement efforts, conference attendance, public relations, advertising and general marketing.
Research and Development Expenses
Our research and development ("R&D") expenses consist primarily of salaries and fringe benefits, clinical trials, consulting costs, facilities costs, laboratory costs, equipment expense and depreciation. Our R&D efforts are currently focused on optimizing the performance of the DMT. We also conduct clinical trials to validate the performance characteristics of our tests and to show medical cost benefit in support of our reimbursement efforts.
General and Administrative Expenses
Our general and administrative expenses consist of senior management compensation, consulting, legal, billing and collections, human resources, information technology, accounting, insurance and general business expenses.
Financing Activities
2020 At-The-Market Offering
On November 10, 2020, the Company entered into a sales agreement with Cowen and Company, LLC ("Cowen") relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $50.0 million (the "2020 Sales Agreement"). Through December 31, 2021, the Company issued an aggregate of 1,482,343 shares of common stock pursuant to the 2020 Sales Agreement at a weighted average purchase price of $30.05, net of $1.6 million in issuance costs resulting in net proceeds to the Company of approximately $42.9 million. During 2022, the Company did not issue or sell any shares of common stock pursuant to the 2020 Sales Agreement. During 2023, the Company issued an aggregate of 2,038,661 shares of common stock pursuant to the 2020 Sales Agreement at a weighted average purchase price of $2.68 resulting in aggregate gross proceeds of approximately $5.5 million, reduced by $0.3 million in issuance costs, resulting in net proceeds to the Company of approximately $5.2 million.
As of December 31, 2023, the 2020 Sales Agreement had been fully utilized, and no additional shares of common stock may be sold pursuant to the 2020 Sales Agreement.

2022 At-The-Market Offering
On August 8, 2022, the Company entered into a sales agreement with Cowen relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $75.0 million (the "2022 Sales Agreement"). The Company did not issue any shares of common stock pursuant to the 2022 Sales Agreement prior to the year ended December 31, 2022. During 2023, the Company issued an aggregate of 130,598 shares of common stock pursuant to the 2022 Sales Agreement at a weighted average purchase price of $2.49 resulting in aggregate gross proceeds of approximately $0.3 million, reduced by $0.2 million in issuance costs, resulting in net proceeds to the Company of approximately $0.1 million. As of December 31, 2023, $74.7 million is available pursuant to the Company's 2022 Sales Agreement. Our ability to utilize the $74.7 million of capacity remaining under the 2022 Sales Agreement is limited by our compliance with the baby shelf rules (as defined below). As of the filing of this Annual Report on Form 10-K, our public float is less than $75 million, and under SEC regulations, for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements subject to Instruction I.B.6. to Form S-3 is limited to an aggregate of one-third of our public float, which is referred to as the “baby shelf rules.” As of February 23, 2024, our public float was approximately $43.2 million, based on 34,008,061 shares of outstanding common stock held by non-affiliates and at a price of $1.27 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on February 23, 2024.

Results of Operations
Comparison of the Fiscal Years Ended December 31, 2023 and 2022

(In thousands, except per share amounts, percentages and billable test revenue samples)	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenues:
Test revenue	$14,384	$13,790	$594	4%
Contract revenue	912	728	184	25%
Total revenues	15,296	14,518	778	5%
Cost of revenues:
Cost of test revenue	14,792	13,702	1,090	8%
Cost of contract revenue	228	169	59	35%
Total cost of revenues	15,020	13,871	1,149	8%
Gross profit	276	647	(371)	(57)%
Gross profit as a percent of total revenue	2%	4%
Operating expenses:
Sales and marketing	44,995	58,674	(13,679)	(23)%
Research and development	15,239	24,052	(8,813)	(37)%
General and administrative	43,781	36,086	7,695	21%
Total operating expenses	104,015	118,812	(14,797)	(12)%
Loss from operations	(103,739)	(118,165)	14,426	(12)%
Other income:
Interest income, net	2,846	1,341	1,505	*
Change in fair value of warrant liability	5	141	(136)	(96)%
Total other income	2,851	1,482	1,369	92%
Net loss	$(100,888)	$(116,683)	$15,795	(14)%
Basic and diluted net loss per share	$(3.09)	$(3.88)	$0.79	(20)%

Other Operating Data:
Billable test revenue samples	66,540	68,230	(1,690)	(2)%
* Absolute value percentage change greater than 100
Test Revenue
Test revenues grew $0.6 million or 4% to $14.4 million for fiscal year 2023 compared to $13.8 million for fiscal year 2022. The increase in test revenues was primarily driven by an increase in average selling price as we have prioritized billable sample volume with contracted payors, and lower revenue adjustments for tests run in prior periods.
Billable samples decreased to approximately 66,540 for fiscal year 2023 compared to approximately 68,230 for fiscal year 2022. Sample volume is dependent on two major factors: the number of clinicians who order a test in any given quarter and the number of tests ordered by each clinician during the period. The number of ordering clinicians and the utilization per clinician can vary based on a number of factors including the types of skin cancer conditions presented to clinicians, clinician reimbursement, office workflow, market awareness, clinician education and other factors. We are also currently prioritizing volume in geographies where we have payor coverage versus overall volume growth as one factor to potentially increase average selling price. The decrease in sample volume was due in part to our prioritizing reimbursed tests instead of total volume, and the overall reduction in the size of our sales force, seasonality in demand where fewer tests were ordered during the end of year holiday season and our cessation of testing pediatric patients and patients with certain Fitzpatrick skin types. We anticipate that the reduction in sales territories from our January restructuring may further reduce billable sample volumes in the first half of 2024.

Contract Revenue
Contract revenues with pharmaceutical companies increased $0.2 million to $0.9 million for fiscal year 2023, or 25%, compared to $0.7 million for fiscal year 2022. The increase is attributable to a higher number of kit shipments to our contract research customers. Contract revenues can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors.
Cost of Revenue
Cost of revenues increased $1.1 million, or 8%, to $15.0 million for fiscal year 2023 compared to $13.9 million for fiscal year 2022. While billable sample volume decreased in 2023 relative to billable sample volume in 2022, cost of revenue increased during the current year primarily due to higher overhead costs pertaining to our new laboratory facility. As of December 31, 2023, a large portion of the costs of revenue are fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. The variable cost of revenue expenses incurred primarily relate to compensation-related costs for our laboratory scientists and technicians, laboratory supplies, shipping costs and Smart Sticker collection kits. We remain committed to continuing the improvements of our laboratory processes in order to become more cost efficient and productive.
Operating Expenses
Sales and Marketing
Sales and marketing expenses decreased $13.7 million, or 23%, to $45.0 million for fiscal year 2023 compared to $58.7 million for fiscal year 2022. The decrease was due to a reduction in employee compensation related cost from our 2023 Restructuring Plan, reduced spend around marketing activities, reduced consulting and conference costs.
Research and Development
R&D expenses decreased $8.8 million, or 37%, to $15.2 million for fiscal year 2023 compared to $24.1 million for fiscal year 2022. The decrease was due to reduced compensation costs from lower headcount, lower clinical study costs and lower lab supply spending.
General and Administrative
General and administrative expenses increased $7.7 million, or 21%, to $43.8 million for fiscal year 2023 compared to $36.1 million for fiscal year 2022. The increase was primarily due to $2.1 million in costs related to the 2023 Restructuring Plan, separation benefits of $3.6 million related to our former CEO, including $3.0 million of stock-based compensation for the acceleration of share-based awards, and higher overhead from our new facility.
Interest Income, net
Interest income, net for fiscal year 2023 was $2.8 million compared to interest income, net of $1.3 million for fiscal year 2022. Interest income, net consists primarily of interest earned on our short-term marketable securities.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability for fiscal year 2023 was a gain of $5,000 compared to a gain of $0.1 million for fiscal year 2022. The change in fair value of warrant liability is calculated by adjusting the value of the outstanding Private SPAC Warrants held by original holders to the current market value at each reporting period.
Liquidity and Capital Resources
We have never been profitable and have historically incurred substantial net losses, including net losses of $116.7 million for the twelve months ended December 31, 2022, and $100.9 million for the twelve months ended December 31, 2023. As of December 31, 2023, our accumulated deficit was $423.9 million, and for the twelve months ended December 31, 2023, we had negative operating cash flow of $77.0 million. At the end of 2020 and throughout 2021 and 2023, we raised approximately $50.3 million in gross proceeds facilitated through our at-the-market offerings. In addition, we completed an underwritten public offering in January 2021, which raised a total of $143.7 million in gross proceeds. We have historically financed operations through private placement and public equity offerings.

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
As of December 31, 2023, our cash and cash equivalents totaled approximately $36.7 million and short-term marketable securities totaled approximately $19.1 million. The Company's management has evaluated whether or not our cash and cash equivalents on hand would be sufficient to sustain projected operating activities through at least the next 12 months from the issuance of our consolidated financial statements for the year ended December 31, 2023 (this 12-month period from the date of issuance, the “Evaluation Period”) as required by Accounting Standards Codification (ASC) 205-40 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This assessment must be made by management on a quarterly basis based on the facts and circumstances then in existence and available to or known by management and entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs and comparing those needs to the current cash and cash equivalent balances.
The Company's management expects that based on its currently planned business operations and the anticipated effects of the Restructuring Plans, currently available resources will not provide sufficient funds to meet its anticipated operating costs for at least the next 12 months from the Evaluation Period. Accordingly, the Company has concluded that substantial doubt exists about the Company's ability to continue as a going concern for a period of at least 12 months from the date of issuance of the consolidated financial statements for the year ended December 31, 2023. If we are unable to obtain additional funding on acceptable terms when and as needed, we may be forced to delay or reduce the scope of our commercial and sales activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in our financial statements, further curtail planned operations or cease operations entirely and wind down our business. Any of these could materially and adversely affect the Company's liquidity, financial condition and business prospects and, as a result, our stockholders may not receive full value, or may receive no value, for their investment. In light of our existing cash and cash equivalents and our current obligations, such a liquidation or disposition process may occur subject to bankruptcy protections, which may further reduce the value that we may receive for our assets.
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.
Even if we obtain enough capital to fund anticipated operating costs for at least the next 12 months, we expect to incur significant additional operating losses over at least the next several years. We anticipate that we will raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements in order to support our planned operations and to continue developing and commercializing genomic tests. We may also consider raising additional capital in the future to expand our business and to pursue strategic investments. Our present and future funding requirements will depend on many factors, including:
•our revenue growth rate and ability to generate cash flows from operating activities;
•our ability to successfully execute and realize the intended benefits of the Restructuring Plans;
•our sales and marketing and R&D activities;
•effects of competing technological and market developments;
•costs of and potential delays in product development;
•changes in regulatory oversight applicable to our tests;
•timing of and costs related to future international expansion; and
•our ability to maintain the listing of our common stock on The Nasdaq Capital Market.

There can be no assurances that we will be able to secure such additional financing, if at all, or on terms that are satisfactory to us, and that it will be sufficient to meet our needs. In the event that we are able to secure additional financing, the various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, convertible debt or securities convertible into equity our stockholders may experience substantial dilution and the terms of these new securities could provide for rights, preferences, or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences, and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products, or grant licenses on terms that are not favorable to us. Additional equity or debt financing might not be available on reasonable terms, if at all. We will also need to raise additional capital to expand our business to meet our long-term business objectives. Additional financing may be from the sale of equity or convertible or other debt securities in a public or private offering, from a credit facility or strategic partnership coupled with an investment in us, or a combination of both.
Cash Flow Analysis

(amounts in thousands)	Twelve Months Ended December 31,
	2023	2022
Net cash used in operating activities	$(76,979)	$(95,260)
Net cash provided by/(used in) investing activities	29,864	(4,319)
Net cash provided by financing activities	6,079	917
Fiscal Year Ended December 31, 2023
Net cash used in operating activities for the twelve months ended December 31, 2023 totaled $77.0 million primarily driven by the $100.9 million net loss offset partially by non-cash related items, including $18.6 million in stock-based compensation, $4.0 million in amortization of operating lease right-of-use assets, $1.8 million in depreciation, and $0.5 million in accretion of discounts, net of amortization of premiums on marketable securities. In addition, we had a net cash inflow of $11,000 through net changes in working capital balances driven primarily by cash inflows of $1.6 million due to the decrease in accounts receivable, $0.8 million from the decrease in inventory, $1.8 million through the decrease of prepaid expenses and other current assets offset by the cash outflows of $1.2 million from the decrease in accrued compensation, $1.8 million through the decrease in accounts payable, accrued liabilities and deferred revenue and $1.1 million from the decrease in operating lease liabilities.
Net cash provided by investing activities for the twelve months ended December 31, 2023 totaled $29.9 million, which related to the cash inflow from the sale and maturity of marketable securities of $65.2 million partially offset by cash outflows of $34.4 million from the purchase of marketable securities and $0.9 million from the purchase of equipment.
Net cash provided by financing activities for the twelve months ended December 31, 2023 totaled $6.1 million, which was driven primarily by $5.2 million in net proceeds raised through our at-the-market offerings from the 2020 Sales Agreement and the 2022 Sales Agreement and $0.9 million in proceeds from contributions to the employee stock purchase plan.
Off-Balance Sheet Arrangements
As of December 31, 2023 and 2022, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
Revenue Recognition
Our revenue is generated from two revenue streams, contract revenue and test revenue. We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The ASC 606 revenue recognition model consists of the following five steps: (1) identify the contracts with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
(a)Test Revenue
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
See Note 1(l) of our consolidated financial statements for a full discussion of our revenue recognition policy around test revenue and contract revenue.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of DermTech, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Measurement of test revenue

As discussed in Note 1 of the consolidated financial statements, the Company’s revenue is generated from two revenue streams: contract revenue and test revenue. The Company generates test revenue from its DermTech Melanoma Test it provides to healthcare clinicians. The transaction price is the amount of consideration that the Company expects to collect in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties. The consideration expected from an agreement with a customer may include fixed amounts, variable amounts, or both. The Company estimates the amount of variable consideration using the expected value method, which represents the sum of probability-weighted amounts in a range of possible consideration amounts. When estimating the amount of variable consideration, the Company considers several factors, such as historical collections experience, patient insurance eligibility and payor reimbursement agreements. The Company recorded $14,384 thousand of test revenue for the year ended December 31, 2023.

We identified the evaluation of the measurement of test revenue as a critical audit matter. Evaluating the measurement of test revenue, specifically the estimate of revenue expected to be collected, involved complex auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. For a sample of tests performed in the current period, we evaluated the claims included within the Company’s test revenue recognition model by comparing them to certain relevant documentation, including test requisition forms, test results, payor contracts, and proof of delivery to the physician. For a sample of payments received in the current period, we evaluated the payments included within the Company’s test revenue recognition model by agreeing them to payments received. We tested the accuracy of the Company’s test revenue recognition model, which includes the collection history used by management in assessing the current period revenue realization percentages, by payor. We developed an expectation of the estimated revenue realization percentages applied to certain payor groups, using actual collection history, to assess its impact on the Company’s measurement of test revenue. We further evaluated the estimate of test revenue expected to be collected by inquiring of individuals of the Company responsible for monitoring and tracking the status of collections and developing the estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2016.
San Diego, California
February 29, 2024

DERMTECH, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$36,741	$77,757
Short-term marketable securities	19,123	48,411
Accounts receivable	2,584	4,172
Inventory	1,004	1,757
Prepaid expenses and other current assets	2,300	3,940
Total current assets	61,752	136,037
Property and equipment, net	4,988	6,375
Operating lease right-of-use assets	51,722	56,007
Restricted cash	3,468	3,488
Other assets	—	168
Total assets	$121,930	$202,075
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,484	$2,419
Accrued compensation	6,664	7,894
Accrued liabilities	2,017	3,464
Short-term deferred revenue	196	109
Current portion of operating lease liabilities	3,069	1,634
Current portion of finance lease obligations	17	116
Total current liabilities	13,447	15,636
Warrant liability	—	5
Long-term finance lease obligations, less current portion	38	53
Operating lease liabilities, long-term	51,270	54,028
Total liabilities	64,755	69,722
Stockholders’ equity:
Common stock, $0.0001 par value per share; 100,000,000 and 50,000,000 shares authorized as of December 31, 2023 and 2022, respectively; 34,524,677 and 30,297,408 shares issued and outstanding at December 31, 2023 and 2022, respectively	3	3
Additional paid-in capital	480,929	456,171
Accumulated other comprehensive income/(loss)	178	(774)
Accumulated deficit	(423,935)	(323,047)
Total stockholders’ equity	57,175	132,353
Total liabilities and stockholders’ equity	$121,930	$202,075
See accompanying notes to consolidated financial statements.

DERMTECH, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenues:
Test revenue	$14,384	$13,790
Contract revenue	912	728
Total revenues	15,296	14,518
Cost of revenues:
Cost of test revenue	14,792	13,702
Cost of contract revenue	228	169
Total cost of revenues	15,020	13,871
Gross profit	276	647
Operating expenses:
Sales and marketing	44,995	58,674
Research and development	15,239	24,052
General and administrative	43,781	36,086
Total operating expenses	104,015	118,812
Loss from operations	(103,739)	(118,165)
Other income:
Interest income, net	2,846	1,341
Change in fair value of warrant liability	5	141
Total other income	2,851	1,482
Net loss	$(100,888)	$(116,683)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	32,641,376	30,038,959
Net loss per share of common stock outstanding, basic and diluted	$(3.09)	$(3.88)
See accompanying notes to consolidated financial statements.

DERMTECH, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(100,888)	$(116,683)
Unrealized net gain/(loss) on marketable securities and cash equivalents	952	(650)
Comprehensive loss	$(99,936)	$(117,333)
See accompanying notes to consolidated financial statements.

DERMTECH, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2021	29,772,922	$3	$436,183	$(124)	$(206,364)	$229,698
Issuance of common stock from option exercises and RSU releases	356,078	—	40	—	—	40
Issuance of common stock from warrant exercises	20,320	—	22	—	—	22
Issuance of common stock from Employee Stock Purchase Plan	148,088	—	992	—	—	992
Unrealized net loss on available-for-sale marketable securities and cash equivalents	—	—	—	(650)	—	(650)
Stock-based compensation	—	—	18,934	—	—	18,934
Net loss	—	—	—	—	(116,683)	(116,683)
Balance, December 31, 2022	30,297,408	$3	$456,171	$(774)	$(323,047)	$132,353
Issuance of common stock at a weighted average price of $2.66 through at-the-market offering, net of $0.5 million in issuance costs	2,169,259	—	5,248	—	—	5,248
Issuance of common stock from option exercises and RSU releases	1,725,318	—	58	—	—	58
Issuance of common stock from Employee Stock Purchase Plan	332,692	—	887	—	—	887
Unrealized net gain on available-for-sale marketable securities and cash equivalents	—	—	—	952	—	952
Stock-based compensation	—	—	18,565	—	—	18,565
Net loss	—	—	—	—	(100,888)	(100,888)
Balance, December 31, 2023	34,524,677	$3	$480,929	$178	$(423,935)	$57,175
See accompanying notes to consolidated financial statements.

DERMTECH, INC.
Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(100,888)	$(116,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,824	1,634
Change in fair value of warrant liability	(5)	(141)
Amortization of operating lease right-of-use assets	4,022	2,826
Stock-based compensation	18,565	18,934
(Accretion) Amortization of (discount) premium on marketable securities	(526)	402
Loss on disposal of equipment	18	324
Changes in operating assets and liabilities:
Accounts receivable	1,588	(325)
Inventory	753	(1,277)
Prepaid expenses and other current assets	1,808	(774)
Operating lease right-of-use assets and liabilities, net	(1,060)	(3,028)
Accounts payable, accrued liabilities and deferred revenue	(1,848)	1,882
Accrued compensation	(1,230)	966
Net cash used in operating activities	(76,979)	(95,260)
Cash flows from investing activities:
Purchases of marketable securities	(34,393)	(31,498)
Maturities and sales of marketable securities	65,159	30,484
Purchases of property and equipment, net	(902)	(3,305)
Net cash provided by/(used in) investing activities	29,864	(4,319)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with at-the-market offering, net	5,248	—
Proceeds from exercise of common stock warrants	—	22
Proceeds from exercise of stock options	58	40
Proceeds from contributions to the employee stock purchase plan	887	992
Principal repayments of finance lease obligations	(114)	(137)
Net cash provided by financing activities	6,079	917
Net decrease in cash, cash equivalents and restricted cash	(41,036)	(98,662)
Cash, cash equivalents and restricted cash, beginning of period	81,245	179,907
Cash, cash equivalents and restricted cash, end of period	$40,209	$81,245

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$36,741	$77,757
Restricted cash	3,468	3,488
Total cash, cash equivalents and restricted cash	$40,209	$81,245

Supplemental cash flow information:
Cash paid for interest on finance lease obligations	$5	$13
Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment recorded in accounts payable	$—	$431
Right-of-use assets obtained in exchange for lease obligations	$—	$51,089
Property and equipment acquired under finance leases	$—	$48
Change in unrealized net gains/(losses) on available-for-sale marketable securities	$960	$(650)
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
(c)    Going Concern
At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date that the financial statements are issued (this 12-month period from the date of issuance, the “Evaluation Period”). The Company’s evaluation is based on the facts and circumstances then in existence and available to or known by management and entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs and comparing those needs to the current cash and cash equivalent balances. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern.
In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within the Evaluation Period. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

The Company has incurred operating losses since inception and has an accumulated deficit of $423.9 million as of December 31, 2023. As of December 31, 2023, cash and cash equivalents totaled approximately $36.7 million and short-term marketable securities totaled approximately $19.1 million. For the year ended December 31, 2023, The Company reported a net loss of $100.9 million and cash used in operating activities of $77.0 million. The Company's transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The timing and amount of the Company's actual expenditures will be based on many factors, including cash flows from operations and the potential growth of its business, and may vary from current estimates. The Company's management expects that based on its currently planned business operations and considering the restructuring activities (Note 5) implemented in June 2023, currently available resources will not provide sufficient funds to meet its anticipated operating costs within the Evaluation Period. The Company currently anticipates that it will need to raise additional capital, increase average selling prices and revenues and may need to further reduce operating costs following the Evaluation Period. Accordingly, the Company has concluded that substantial doubt exists about the Company's ability to continue as a going concern for a period of at least 12 months from the date of issuance of the consolidated financial statements for the year ended December 31, 2023. If we are unable to obtain additional funding on acceptable terms when and as needed, we may be forced to delay or reduce the scope of our commercial and sales activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in our financial statements, further curtail planned operations or cease operations entirely and wind down our business. Any of these could materially and adversely affect the Company's liquidity, financial condition and business prospects and, as a result, our stockholders may not receive full value, or may receive no value, for their investment. In light of our existing cash and cash equivalents and our current obligations, such a liquidation or disposition process may occur subject to bankruptcy protections, which may further reduce the value that we may receive for our assets.
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.
(d)    Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses reported during the period. On an ongoing basis, management evaluates these estimates and judgments, including but not limited to, those related to test revenue, stock-based compensation, short-term marketable securities, accounts receivable, warrant liability, right-of-use (“ROU”) assets and the realization of deferred tax assets. Actual results may differ from those estimates.
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
Restricted cash consists of cash deposited with a financial institution as collateral for the Company’s letters of credit for its facility leases. Restricted cash is classified as non-current based on the terms of the underlying lease arrangement.
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

(g)    Property and Equipment, Net
Property and equipment is recorded at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred, and improvements are capitalized. Property and equipment consists mainly of assets such as leasehold improvements, office, computer and laboratory equipment, including laboratory equipment acquired under finance lease arrangements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the useful life of the asset. Amortization of assets that are recorded under finance leases is recorded in depreciation expense. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized.
The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses for the years ended December 31, 2023 and 2022.
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
Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year and prior year operating losses, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of December 31, 2023.
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

Test Revenue
The Company generates revenues from its DermTech Melanoma Test or “DMT” which may consist at the option of the ordering clinician of either (i) the DMT or (ii) the DMT with the TERT add-on test (which add-on test will be discontinued effective March 1, 2024), which assists a clinician’s diagnosis of melanoma in patients. The Company provides prescribing clinicians with its Smart Sticker to perform non-invasive skin biopsies of clinically ambiguous pigmented skin lesions on patients. The Company also offers clinicians a telemedicine solution where they can request the Smart Sticker collection kit be sent to the patient’s home for a clinician-guided remote collection on ambiguous pigmented skin lesions. A patient can also initiate the process by downloading the Company’s telemedicine app, DermTech Connect, which uses store-and-forward technology to allow the patient to take a picture of a suspicious lesion with their phone and have the picture reviewed by an independent clinician who is subscribing to the DermTech Connect platform to assess the suspicious lesion, and if medically necessary, order a DMT where a collection kit would be sent to the patient’s home. The DermTech Connect app and telemedicine service were initially beta tested in Florida and is currently available in most states where permitted by law and applicable standards of practice guidelines. Once the sample is collected by the patient via the telemedicine solution or by a healthcare clinician in person, it is returned to the Company’s CLIA laboratory for analysis. The patient’s ribonucleic acid (“RNA”) and deoxyribonucleic acid (“DNA”) are extracted from the Smart Sticker and analyzed using gene expression and sequencing technology to determine if the pigmented skin lesion contains certain genomic features indicative of melanoma. Upon completion of the gene expression analysis, a final report is drafted and provided to the clinician detailing the test results for the pigmented skin lesion indicating whether the sample collected is indicative of melanoma or not.
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

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. In other words, the Company recognizes revenue up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in test revenue in the period in which such revisions are made.
The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more consideration than it originally estimated for an agreement with a patient, it will account for the change as an increase in the estimate of the transaction price (i.e., an upward revenue adjustment) in the period identified. Similarly, if the Company subsequently determines that the amount it expects to collect from a patient is less than it originally estimated, it will generally account for the change as a decrease in the estimate of the transaction price (i.e., a downward revenue adjustment) in the period identified.
When the Company does not have significant historical experience or that experience has limited predictive value, the constraint over estimates of variable consideration may result in no revenue being recognized upon delivery of a patient’s test result to the ordering physician, with recognition, generally occurring at the date of cash receipt.
The Company periodically updates its estimate of the variable consideration recognized for previously delivered performance obligations. These updates resulted in a decrease of $1.2 million and $1.8 million of revenue reported for the years ended December 31, 2023 and December 31, 2022, respectively. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements.
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
(1)Smart Stickers
(2)RNA extractions and analysis
(3)Certain project management fees

Many of the Company’s contract revenue agreements contain promises such as start-up activities and quality system setup fees, which are activities that the Company performs to fulfill the agreement. These promises encompass the administrative tasks associated with beginning and initiating a new project or study with a third-party company. In accordance with ASC 606, an entity does not account for these activities as a promised good or service within the agreement nor evaluate whether they are a performance obligation.
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
(a)    Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source during the years ended December 31, 2023 and 2022, respectively (in thousands):

	Year Ended December 31,
	2023	2022
Test Revenue
DermTech Melanoma Test	$14,384	$13,790
Contract Revenue
Smart Stickers	592	152
RNA extractions	230	261
Project management fees	90	315
Total revenues	$15,296	$14,518

The following table sets forth the percentages of total revenue or accounts receivable for customers that represent 10% or more of the respective amounts for the periods shown:

	Total Revenue		Accounts Receivable
	Year Ended December 31,		As of December 31,
	2023	2022	2023	2022
Test Revenue
Payor A	52%	48%	37%	20%
Payor B	*	*	*	10%
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
The Company records a deferred revenue liability if a customer pays consideration before the Company transfers a good or service to the customer. Deferred revenue primarily represents upfront milestone payments, for which consideration is received prior to when goods/services are completed or delivered. Upfront fees that are estimated to be recognized as revenue more than one year from the date of collection are classified as long-term deferred revenue. Short-term deferred revenue was $0.2 million and $0.1 million as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2022 we reclassified $1.0 million of short-term deferred revenue to accrued liabilities for a customer refund obligation in connection with cancellation of future services.
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
As of December 31, 2023, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed agreements with an original duration of one year or more was immaterial.
(m)    Accounts Receivable
Test Accounts Receivable
Due to the nature of the Company’s test revenue, it can take a significant amount of time to collect upon billed tests. The Company prepares an analysis on reimbursement collections and data obtained for each financial reporting period to determine the amount of receivables to be recorded relating to tests performed in the applicable period. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Adjustments for implicit price concessions attributable to variable consideration are incorporated into the measurement of the accounts receivable balances. The Company recorded $2.5 million and $4.1 million of net test accounts receivable as of December 31, 2023 and 2022, respectively.
Contract Accounts Receivable
Contract accounts receivable are recorded at the net invoice value and are not interest bearing. The Company reserves specific receivables if collectability is no longer reasonably assured, and as of December 31, 2023, the Company did not maintain any reserves over contract receivables as they relate to large established credit worthy customers. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company recorded $0.1 million and $0.1 million of contract accounts receivable as of December 31, 2023 and 2022, respectively.

Allowance for Credit Losses
The Company accrues an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. The Company generally does not perform evaluations of customers’ financial condition and generally do not require collateral. Historically, the Company's credit losses have not been significant. The allowance for credit losses was zero as of December 31, 2023 and 2022. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.
(n)    Freight and Shipping Costs
The Company records outbound freight and shipping costs for its contract and test revenues in cost of revenues.
(o)    Comprehensive Loss
Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company reports net loss and the components of other comprehensive loss, including unrealized gains and losses on marketable securities, net of their related tax effect to arrive at total comprehensive loss.
(p)    Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.
(q)    Net Loss Per Share
Basic and diluted net loss per share of common stock is determined by dividing net loss applicable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Because there is a net loss attributable to holders of common stock during the years ended December 31, 2023 and December 31, 2022, the outstanding common stock warrants, stock options and restricted stock units (“RSUs”) have been excluded from the calculation of diluted loss per share of common stock because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share are the same.
Outstanding anti-dilutive securities not included in diluted net loss per share (in thousands):

	Year Ended December 31,
	2023	2022
Shares issuable upon exercise of common stock warrants	706	709
Shares issuable upon exercise of stock options	1,834	1,688
Shares issuable upon the release of restricted stock units	2,350	3,150
	4,890	5,547
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
(s)    Warrant Liability
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815-40. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):
Fair Value Measurements at Reporting Date

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money Market	$5,518	$—	$—	$5,518
U.S. government debt securities	—	9,481	—	9,481
Total cash equivalents	5,518	9,481	—	14,999
Marketable securities, available for sale:
Corporate debt securities	—	595	—	595
U.S. government debt securities	—	18,528	—	18,528
Total marketable securities, available for sale	—	19,123	—	19,123
Total assets measured at fair value on a recurring basis	$5,518	$28,604	$—	$34,122

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money Market	$9,365	$—	$—	$9,365
Corporate debt securities	—	7,374	—	7,374
U.S. government debt securities	—	18,396	—	18,396
Total cash equivalents	9,365	25,770	—	35,135
Marketable securities, available for sale:
Corporate debt securities	—	13,301	—	13,301
Municipal debt securities	—	993	—	993
U.S. government debt securities	—	34,117	—	34,117
Total marketable securities, available for sale	—	48,411	—	48,411
Total assets measured at fair value on a recurring basis	$9,365	$74,181	$—	$83,546
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
As of December 31, 2023 and 2022, the Company maintains letters of credit of $3.5 million and $3.5 million, respectively, related to its lease arrangements, which are secured by money market accounts in accordance with certain of our lease agreements.
The Company believes the carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these accounts.

(u)    Accounting Pronouncements Issued But Not Yet Effective
In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03“). Under the guidance of ASU 2022-03, a contractual restriction on the sale of an equity security is not considered in measuring the security’s fair value. ASU 2022-03 also requires certain disclosures for equity securities that are subject to contractual restrictions. For public business entities, the provisions of ASU 2022-03 are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this pronouncement on the consolidated financial statements.
The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on its consolidated financial statements or disclosures.
(v)    Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements and accompanying notes to the consolidated financial statements.
2. Balance Sheet Details
Short-Term Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of debt securities classified as available-for-sale securities by major security type and class of security as of December 31, 2023 were as follows (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Market Value
Short-term marketable securities, available-for-sale:
Corporate debt securities	$598	$—	$(3)	$595
U.S. government debt securities	18,367	208	(47)	18,528
Total short-term marketable securities, available-for-sale	$18,965	$208	$(50)	$19,123
As of December 31, 2023, all debt securities with estimated market value of $19.1 million have contractual maturities of less than twelve months.

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
The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. It was determined that no credit losses existed as of December 31, 2023 or December 31, 2022, because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. Gross realized gains and losses on the Company’s debt securities for the years ended December 31, 2023 and 2022 were not significant.
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2023 and December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-term marketable securities, available-for-sale:
Corporate debt securities	$596	$(3)	$—	$—	$596	$(3)
U.S. government debt securities	1,991	(6)	5,566	(41)	7,557	(47)
Total short-term marketable securities, available-for-sale	$2,587	$(9)	$5,566	$(41)	$8,153	$(50)

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-term marketable securities, available-for-sale:
Corporate debt securities	$6,533	$(105)	$5,503	$(131)	$12,036	$(236)
Municipal debt securities	—	—	992	(8)	992	(8)
U.S. government debt securities	10,907	(196)	19,026	(372)	29,933	(568)
Total short-term marketable securities, available-for-sale	$17,440	$(301)	$25,521	$(511)	$42,961	$(812)

Prepaid Expenses and Property and Equipment, Net
Consolidated balance sheet details are as follows (in thousands):

	December 31, 2023	December 31, 2022
Prepaid expenses and other current assets:
Prepaid expenses	$1,719	$3,207
Other current assets	581	733
Total prepaid expenses and other current assets	$2,300	$3,940
Property and equipment, gross:
Laboratory equipment	$6,100	$6,250
Computer equipment	831	872
Furniture and fixtures	1,248	913
Leasehold improvements	604	1,344
Total property and equipment, gross	8,783	9,379
Less accumulated depreciation	(3,795)	(3,004)
Total property and equipment, net	$4,988	$6,375
Depreciation expense for the years ended December 31, 2023 and 2022 was $1.8 million and $1.6 million, respectively.
Loss on disposal of property and equipment during the years ended December 31, 2023 and 2022 recorded in operating expenses was $18,000 and $324,000, respectively.
Accrued Compensation and Accrued Liabilities
Consolidated balance sheet details are as follows (in thousands):

	December 31, 2023	December 31, 2022
Accrued compensation:
Accrued bonus and commissions	$3,534	$3,257
Accrued salaries and wages	3,130	4,637
Total accrued compensation	$6,664	$7,894
Accrued liabilities:
Accrued consulting services	$262	$894
Customer refund liability	1,008	980
Restructuring liability	10	—
Other accrued expenses	737	1,590
Total accrued liabilities	$2,017	$3,464
3. Stockholders’ Equity
(a)    Classes of Stock
The Company’s amended and restated certificate of incorporation authorizes it to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Both classes of stock have a par value of $0.0001 per share.
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
During 2023, the Company issued an aggregate of 2,038,661 shares of common stock pursuant to the 2020 Sales Agreement at a weighted average purchase price of $2.68 resulting in aggregate gross proceeds of approximately $5.5 million, reduced by $0.3 million in issuance costs, resulting in net proceeds to the Company of approximately $5.2 million. As of December 31, 2023, the 2020 Sales Agreement has been fully utilized, and no additional shares of common stock may be sold pursuant to the 2020 Sales Agreement.
On August 8, 2022, the Company entered into a second sales agreement (the “2022 Sales Agreement”) with Cowen relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $75.0 million under a second at-the-market offering program. For the year ended December 31, 2022, the Company did not issue any shares pursuant to the 2022 Sales Agreement.
During the year ended December 31, 2023, the Company issued an aggregate of 130,598 shares of common stock pursuant to the 2022 Sales Agreement at a weighted average purchase price of $2.49 resulting in aggregate gross proceeds of approximately $0.3 million, reduced by $0.2 million in issuance costs, resulting in net proceeds to the Company of approximately $0.1 million. As of December 31, 2023, $74.7 million is available pursuant to the Company's 2022 Sales Agreement.
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
In 2021, a total of 12,120,397 SPAC Warrants were exercised, resulting in the Company’s issuance of 3,030,092 shares of common stock and the receipt of $69.7 million in gross proceeds. Outstanding SPAC Warrants totaled 2,815,853 as of December 31, 2023 and 2022. Private SPAC Warrants that were still owned by the original holder totaled 80,350 as of December 31, 2023 and 2022.

Placement Agent Warrants
In connection with several of DermTech Operations’ financings that took place between 2015 and 2018, DermTech Operations engaged a registered placement agent to assist in marketing and selling of common and preferred units. From 2015 to 2016, DermTech Operations issued 168,522 seven-year warrants to purchase one share of common stock each at an exercise price of $8.68 per share. From 2016 to 2018, DermTech Operations issued 72,658 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share. In 2020, the Company issued 15,724 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share in connection with the Company’s 2018 bridge note financing. Outstanding placement agent warrants totaled 570 and 4,510 as of December 31, 2023 and 2022, respectively.
Management Warrants
Warrants to purchase DermTech Operations common stock were issued to executive officers of DermTech Operations in lieu of issuing certain stock options (the “Management Warrants”). The Management Warrants were assumed by the Company in connection with the Business Combination. The Management Warrants have a ten year life and are exercisable for Company common stock at $1.08 per share. The Management Warrants vested monthly over a four-year period. In 2022, the Company issued 20,320 shares of common stock pursuant to the exercise of Management Warrants. Outstanding Management Warrants totaled zero at both December 31, 2023 and 2022.
(d)    Stock-Based Compensation Plans
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
The 2020 Plan authorizes the Company to issue up to 1,900,000 shares of the Company’s common stock pursuant to awards granted under the 2020 Plan, plus the number of shares underlying any stock option and other stock-based awards previously granted under the 2010 Plan that are forfeited, canceled, or terminated (other than by exercise) on or after May 26, 2020; provided that no more than 1,400,000 shares may be added to the 2020 Plan pursuant to such forfeitures, cancellations and terminations. In addition, the number of shares available for issuance under the 2020 Plan will automatically increase on the first day of each fiscal year beginning in fiscal year 2021 and ending on the second day of fiscal year 2025, by an amount equal to the smaller of (i) 3.5% of the number of shares of common stock outstanding on such date and (ii) an amount determined by the administrator of the 2020 Plan (the “2020 Plan Evergreen Provision”. In May 2023, the 2020 Plan Evergreen Provision was amended to the smaller of (i) 5.0% of the number of shares of common stock outstanding on such date and (ii) an amount determined by the administrator of the 2020 Plan. The 2020 Plan will expire on April 12, 2030 or an earlier date approved by a vote of the Company’s stockholders or board of directors. The contractual term of options granted under the 2020 Plan is not more than ten years. Vesting provisions vary based on the specific terms of the individual option awards. On January 1, 2023, the shares reserved for future grants under the 2020 Plan increased by 1,060,409 pursuant to the 2020 Plan Evergreen Provision.
In March 2022, the Company’s board of directors adopted the 2022 Inducement Equity Incentive Plan (as amended, the “Inducement Plan”), pursuant to which the Company reserved 950,000 shares of its common stock (subject to customary adjustments in the event of a change in capital structure of the Company) for the issuance of equity awards under the Inducement Plan. In September 2022, the Company amended and restated the Inducement Plan to reserve an additional 1,000,000 shares of its common stock. In May 2023, the Company amended and restated the Inducement Plan to reserve an additional 500,000 shares of its common stock. The Inducement Plan and its amendment were approved by the Company’s board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan may be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.
As of December 31, 2023, 1,094,034 shares remained available for future grant under the Company's equity incentive plans.

The following table summarizes stock option transactions for the years ended December 31, 2023 and 2022:

	Total options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2022	1,687,625	$18.92	7.19	$9,821
Granted	590,000	2.37
Exercised	(33,361)	2.97
Forfeited	(410,624)	20.53
Outstanding at December 31, 2023	1,833,640	$13.52	6.55	$9,745
Options vested and expected to vest as of December 31, 2023	1,833,640	$13.52	6.55	$9,745
Options exercisable as of December 31, 2023	983,551	$18.26	4.71	$4,345
The following table summarizes RSU transactions for the years ended December 31, 2023 and 2022:

	Total RSUs	Weighted average grant date fair value per share
Outstanding at December 31, 2022	3,149,514	$12.11
Granted	2,005,952	3.58
Released	(1,705,692)	10.72
Forfeited	(1,099,393)	9.10
Outstanding at December 31, 2023	2,350,381
RSUs vested and expected to vest as of December 31, 2023	2,350,381	$7.24
RSUs vested, but not yet issued as of December 31, 2023	135,822	$3.31
Employee Stock Purchase Plan
In May 2020, the Company adopted the 2020 Employee Stock Purchase Plan (as amended, the "2020 ESPP"), which allows for full-time and certain part-time employees of the Company to purchase shares of common stock at a discount to fair market value. The 2020 ESPP authorizes the Company to issue up to 400,000 shares of the Company’s common stock. In addition, the number of shares available for issuance under the 2020 ESPP will automatically increase on the first day of each of the Company’s fiscal years beginning in 2021 and ending on the first day of 2030, in an amount equal to the lesser of (i) 300,000 shares, (ii) 1% of the shares of Company common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Company's board of directors, subject to adjustment upon changes in capitalization of the Company.
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

On February 28, 2022 and August 31, 2022, the Company issued 47,339 and 100,749 shares of its common stock, respectively, pursuant to scheduled purchases under the 2020 ESPP. As of December 31, 2022, 698,930 shares of common stock were reserved for future issuance under the 2020 ESPP. On January 1, 2023, an additional 300,000 shares of common stock became available under the 2020 ESPP Plan Evergreen Provision. On February 28, 2023 and August 31, 2023, the Company issued 174,025 and 158,667 shares of its common stock, respectively, pursuant to scheduled purchases under the 2020 ESPP. As of December 31, 2023, 666,238 shares of common stock remained available for future grants under the 2020 ESPP.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Warrants to purchase common stock	2	5
SPAC Warrants to purchase common stock*	704	704
Stock options issued and outstanding	1,834	1,688
Restricted stock units issued and outstanding	2,350	3,150
Authorized for future equity grants	1,094	1,106
Authorized for future ESPP purchases	666	699
Total common stock reserved for future issuance	6,650	7,352
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
(e)    Stock-Based Compensation
Stock-based compensation expense for employee options, RSUs, the purchase rights issued under the 2020 ESPP, and consultant options was recorded in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenue	$1,610	$1,389
Sales and marketing	4,369	5,391
Research and development	2,602	3,807
General and administrative	9,984	8,347
Total stock-based compensation	$18,565	$18,934
The total compensation cost related to non-vested awards not yet recognized as of December 31, 2023 was $18.1 million, which is expected to be recognized over a weighted average term of 2.11 years.
Departure of Former Chief Executive Officer
Stock-based compensation expense for the year ended December 31, 2023 included accelerated expense $3.0 million in connection with the transition agreement dated March 1, 2023, between the Company and its former Chief Executive Officer, John Dobak, M.D. (the "Transition Agreement"). The accelerated expense is included within general and administrative expenses in the condensed consolidated statement of operations.
Dr. Dobak resigned from his position as Chief Executive Officer and member of the board of directors of the Company (the "Board") effective May 8, 2023 and agreed to serve as a consultant to the Company on an as needed basis until January 1, 2024. The terms of the Transition Agreement allow for continuing vesting of Dr. Dobak's equity awards through the end of the consulting period on January 1, 2024. At the termination of the consulting period, consistent with Dr. Dobak's change of control and severance plan, he immediately received an additional 10 months vesting of equity awards and the period to exercise his vested stock options was increased from 90 days to 12 months.
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

Valuation Assumptions
The Company estimates the fair value of our stock-based equity awards using the Black-Scholes valuation model. Assumptions used in the Black-Scholes valuation model were as follows:

Year Ended December 31,
	2023	2022
Stock Options:
Assumed risk-free interest rate	3.50% - 4.49%	2.97% - 3.92%
Assumed volatility	93.22% - 94.58%	81.65% - 85.41%
Expected option term	5.88 years - 6.09 years	6.08 years
Expected dividend yield	—	—
ESPP:
Assumed risk-free interest rate	4.87% - 5.47%	0.22% - 3.51%
Assumed volatility	104.36% - 153.96%	52.58% - 115.33%
Expected option term	0.49 - 2.00 years	0.49 - 2.00 years
Expected dividend yield	—	—

4. Income Taxes
The Company has reported net losses since inception, and therefore, the minimum provision for state income taxes has been recorded. The following table provides a reconciliation between income taxes computed at the federal statutory rate of 21% as of December 31, 2023 and 2022, and the Company’s provision for income taxes.

	Year ended December 31
	2023	2022
Income tax at statutory rate	21.0%	21.0%
State tax, net of federal tax benefit	4.5	4.0
Permanent items	(3.8)	(1.6)
Tax credits	0.8	0.4
Other	(0.3)	(0.1)
Valuation allowance increase	(22.2)	(23.7)
Income tax expense	—%	—%

Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes as of December 31, 2023 and 2022 are shown below (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss	$87,436	$67,791
Research and development credits	4,303	3,129
Stock based compensation	3,227	3,849
Operating lease liability	13,825	14,091
R&E expenditures	6,234	4,371
Deferred revenue	32	28
Accruals and other	745	1,163
Total deferred tax assets	115,802	94,422

Deferred tax liabilities:
Depreciation and amortization	(204)	(55)
Operating lease right-of-use assets	(13,161)	(14,178)
Total deferred tax liabilities	(13,365)	(14,233)
Net deferred tax assets before valuation allowance	102,437	80,189
Less: valuation allowance	(102,437)	(80,189)
Net deferred tax assets	$—	$—
The Company maintains a full valuation allowance against its net deferred tax assets as realization of such assets is not more likely than not.
As of December 31, 2023 and 2022, the Company had federal tax net operating loss (“NOL”) carryforwards of approximately $342.0 million and $267.0 million, respectively, as well as state tax NOL carryforwards as of December 31, 2023 and 2022, of approximately $257.4 million and $196.7 million, respectively. Federal NOL carryforwards began to expire during 2023 while the Company’s state NOL carryforwards will begin to expire during various years, dependent on the jurisdiction.
The Company also had federal research and development tax credit carryforwards as of December 31, 2023 and 2022 of approximately $2.6 million and $1.8 million, respectively, and state research and development tax credits of approximately $2.1 million and $1.6 million as of December 31, 2023 and 2022, respectively. The federal credit carryforwards began to expire during 2023 and the state credit carryforwards do not expire. The Company has not performed a formal study validating its federal and state R&D tax credits and upon preparation, such tax credit carryforwards could vary from what was originally claimed on applicable income tax returns.
The utilization of NOL and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, ("IRC"), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has not completed a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. If an ownership change has occurred, the Company’s ability to use its NOL or tax credit carryforwards may be restricted, which could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.
The Company conducts intensive research and experimentation activities, generating research tax credits for federal and state purposes under IRC Section 41. The Company has not performed a formal study validating such credits claimed on its tax returns. Once a study is completed, the amount of R&D tax credits available could vary from what was originally claimed on the tax returns.

Due to generation of NOLs, since inception of the Company, U.S. federal and state returns are open to examination for all years, in which NOLs exist. The Company’s policy is to record any penalties or interest related to any unrecognized tax benefits as a component of the income tax provision. As of December 31, 2023 and 2022, the Company has unrecognized tax benefits.
The Tax Cuts and Jobs Act of 2017, enacted tax provisions, that become effective during the taxable year ended December 31, 2022, requiring companies capitalize research & experimental ("R&E") expenditures, as per Section 174 of the Internal Revenue Code, and amortize such costs over 5 and 15 years for domestic and overseas expenditures, respectively. As such, the Company capitalized and amortized certain R&E costs while generating a corresponding deferred tax asset as of December 31, 2023.
5. Leases, Commitments and Contingencies
Finance Leases
The Company leases certain laboratory equipment from various third parties, through equipment finance leases. These leases either include a bargain purchase option or the terms of the leases are at least 75 percent of the useful lives of the assets and are therefore classified as finance leases. These leases are capitalized in property and equipment, net on the accompanying consolidated balance sheets. Initial asset values and finance lease obligations are based on the present value of future minimum lease payments. Gross assets recorded under finance leases were $0.4 million and $0.4 million as of December 31, 2023 and 2022, respectively. Accumulated amortization associated with finance leases was $0.2 million and $0.2 million as of December 31, 2023 and 2022, respectively. Total finance lease interest expense was approximately $5,000 and $13,000 for the years ended December 31, 2023 and 2022, respectively, and is included within interest income, net on the consolidated statements of operations. Long-term finance lease obligations are as follows (in thousands):

	December 31, 2023	December 31, 2022
Gross finance lease obligations	$60	$180
Less: imputed interest	(5)	(11)
Present value of net minimum lease payments	55	169
Less: current portion of finance lease obligations	(17)	(116)
Total long-term finance lease obligations	$38	$53
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
The Del Mar Lease provides for a tenant improvement allowance of $125.00 per rentable square foot of the Entire Premises for a total of $12.0 million that the Landlord would use to fund the installation and/or construction of certain improvements to the Entire Premises in four phases, with each phase pertaining to a specified portion of the Entire Premises. The initial term of the Del Mar Lease is ten years and six months beginning on the earlier to occur of (i) January 1, 2023 and (ii) the date that Landlord tenders possession of the Phase III Premises (as defined in the Del Mar Lease) to the Company following the substantial completion of the improvements to the Phase III Premises required by the Del Mar Lease. The Company has the option to extend the term of the Lease for two additional five-year periods, subject to the terms of the Del Mar Lease.
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
In connection with the original lease agreement, in lieu of a cash security deposit, the Company’s bank issued a letter of credit on its behalf, which is secured by a deposit, of $3.0 million and is included in restricted cash on the consolidated balance sheet based on the term of the underlying lease. In April 2022, pursuant to the Second Amendment, the Company’s bank increased the letter of credit on its behalf by $0.5 million, totaling $3.5 million. As of December 31, 2023, none of the standby letter of credit amount has been used.

The components of lease expense for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year ended December 31
	2023	2022
Operating lease cost
Operating lease cost	$8,700	$4,672
Variable lease costs (1)	1,025	869
Sublease income (2)	(192)	—
Total operating lease cost, net of sublease income	$9,533	$5,541

Finance lease cost
Amortization of leased assets	$85	$83
Interest on lease liabilities	5	13
Total finance lease cost	$90	$96
(1) Variable lease costs are primarily related to common area maintenance charges and property taxes.
(2) Sublease income is related to a sublease of 1,802 square feet of office and laboratory space related to the Del Mar Lease. The sublease will expire on September 30, 2024, and the parties have no option to extend the sublease.
Other information related to leases was as shown in the table below.

	Year ended December 31
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,609	$4,356
Operating cash flows from finance leases	$5	$13
Financing cash flows from finance leases	$114	$137
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$51,089
Finance leases	$—	$48
Weighted average remaining lease term in years:
Operating leases	9.40	10.41
Finance leases	3.10	2.28
Weighted average discount rate:
Operating leases	8.72%	8.67%
Finance leases	6.25%	5.84%

The Company’s future minimum lease payments under operating and finance leases as of December 31, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
Year ending December 31:
2024	$7,569	$19	$7,588
2025	7,778	19	7,797
2026	8,000	18	8,018
2027	8,228	4	8,232
2028	8,464	—	8,464
Thereafter	40,362	—	40,362
Total minimum lease payments	80,401	60	80,461
Less: imputed interest	(26,062)	(5)	(26,067)
Total lease obligation	54,339	55	54,394
Less: current lease obligations	(3,069)	(17)	(3,086)
Long-term lease obligations	$51,270	$38	$51,308
2023 Restructuring Plan
On June 26, 2023, the Company's board of directors approved a restructuring plan (the “2023 Restructuring Plan”) to prioritize growth opportunities for the DMT, streamline operations, suspend pipeline programs, and significantly reduce overall operating expenses. The 2023 Restructuring Plan included a reduction of the Company’s workforce by approximately 15%. The actions associated with the employee restructuring under the 2023 Restructuring Plan were substantially completed in the third quarter of 2023.
The Company incurred $2.1 million in restructuring charges in connection with the 2023 Restructuring Plan for the twelve months ended December 31, 2023, which consist of $1.8 million in charges related to severance payments and employee benefits and $0.3 million in charges related to stock-based compensation for the acceleration of share-based awards. Restructuring charges are included in general and administrative expenses in the consolidated statement of operations.
The restructuring liability as of December 31, 2023 was $10,000 and is included within accrued liabilities in the consolidated balance sheets.
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
On October 16, 2023, a putative class action lawsuit titled Bagheri v. DermTech, Inc., et al., Case No. 23-cv-1885-DMS-JLB, was filed in the United States District Court for the Southern District of California against the Company and certain of its current and/or former officers (collectively, the “Defendants”). The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between May 3, 2022 and November 3, 2022 (collectively, the “Plaintiffs”). The Plaintiffs alleged in the complaint that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements regarding the Company’s business, operations, and prospects. The action includes claims for damages and an award of reasonable costs and attorneys’ fees and expert fees. On December 5, 2023, another putative class action lawsuit titled Quarford v. DermTech, Inc. et al., Case No. 23-cv-2221-JES-DDL was filed in the United States District Court for the Southern District of California against the same Defendants and alleging same causes of action as the Bagheri lawsuit. The Quarford lawsuit expanded the class period to include as Plaintiffs persons who purchased or otherwise acquired the Company’s publicly traded securities from March 8, 2021 to November 3, 2022. On January 17, 2024, the Court consolidated the two actions, which is now titled In re Dermtech, Inc. Securities Litigation, Case No. 3:23-cv-1885-DMS-JLB. The consolidated complaint is now due April 1, 2024 and Defendants' responses are due May 31, 2024. Given the early stage of this litigation, the probability of a particular outcome cannot be determined at this time. The Company intends to vigorously defend against all claims.

On December 15, 2023, Joseph Fleischman filed a shareholder derivative lawsuit titled Fleischman v. DermTech, Inc., et al., Case No. 23-cv-2289-AJB-BGS in the United District Court for Southern District of California against the Company’s current and/or former officers and directors (collectively, the “Defendants”) for breaches of their fiduciary duties as directors and/or officers of DermTech, unjust enrichment, gross mismanagement, abuse of control, waste of corporate assets, violations of Section 14(a) of the Securities Exchange Act of 1934, and contribution under Sections 10(b) and 21D of the Exchange Act. On February 2, 2024, the parties filed a joint motion to stay the action pending a resolution of the Company's motion to dismiss the pending securities class action described above. Given the early stage of this litigation, the probability of a particular outcome cannot be determined at this time. The Company intends to vigorously defend against all claims.
6. Retirement Plan
The Company has an IRC Section 401(k) retirement plan, covering all eligible employees. Under the terms of the 401(k) Plan, the Company may elect to match a discretionary percentage of contributions. The Company did not offer a contribution percentage match during 2023. Total matching contributions were $1.5 million for the year ended December 31, 2022.
7. Related Party Transactions
During 2023 and 2022, the Company engaged EVERSANA Life Science Services, LLC and its subsidiary Intouch Group, LLC (collectively, “EVERSANA”) to provide certain marketing services to the Company. Leana Wood, the spouse of Todd Wood, the Company’s former Chief Commercial Officer, is an employee of EVERSANA. Mr. Wood's last day of employment as Chief Commercial Officer of the Company was July 3, 2023. The Company incurred $0.9 million and $3.2 million in costs for the years ended December 31, 2023 and 2022, respectively. Amount due to EVERSANA were zero and $0.3 million as of December 31, 2023 and 2022, respectively.
There were no other related party transactions identified for the years ended December 31, 2023 and 2022.
8. Subsequent Events
On January 29, 2024, the Company's board of directors approved a restructuring plan (the “2024 Restructuring Plan”) to continue to align the Company’s resources with its previously announced strategic prioritization for the DMT in June 2023. The 2024 Restructuring Plan included a reduction of the Company’s workforce by approximately 15%.
The Company estimates that it will incur aggregate pre-tax charges of approximately $1.3 million in connection with the 2024 Restructuring Plan, primarily consisting of severance payments, employee benefits, outplacement services and related costs. The actions associated with the employee restructuring under the 2024 Restructuring Plan are expected to be substantially complete in the first quarter of 2024.

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
Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
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
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 annual meeting of stockholders or an amendment to this report, in either case to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
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
2.1
Agreement and Plan of Merger, dated May 29, 2019, by and among the Company, DermTech Operations, Inc. and DT Merger Sub, Inc., as amended, included as Annex A to the proxy statement/prospectus/information statement forming a part of the referenced filing
			S-4/A	8/7/2019	333-232181
2.2	First Amendment to Agreement and Plan of Merger, dated as of August 1, 2019, by and among the Company, DermTech Operations, Inc. and DT Merger Sub, Inc.		S-4/A	8/2/2019	333-232181
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended		10-Q	8/3/2023	001-38118
3.2	Bylaws of the Company		10-K	3/11/2020	001-38118
4.1	Specimen Stock Certificate		10-Q	8/5/2020	001-38118
4.2	Specimen Warrant Certificate of the Company		S-1/A	6/9/2017	333-218093
4.3	Warrant Agreement, dated June 19, 2017, by and between the Company and Continental Stock Transfer & Trust Company		8-K	6/23/2017	001-38118
4.4*	Form of Management Warrant		8-K	9/5/2019	001-38118
4.5	Form of Series C Warrant		8-K	9/5/2019	001-38118
4.6	Form of Placement Agent Warrant 2015 and July 2016		8-K	9/5/2019	001-38118
4.7	Form of Placement Agent Warrant December 2016		S-1	5/4/2020	333-237991
4.8	Form of Placement Agent Warrant 2017 and 2018		S-1	5/4/2020	333-237991
4.9	Form of 2020 Placement Agent Warrant		S-1/A	2/6/2020	333-235780
4.10	Form of Omnibus Warrant Amendment for 2015 and July 2016 Placement Agent Warrants		S-1	5/4/2020	333-237991
4.11	Omnibus Warrant Amendment for December 2016, 2017 and 2018 Placement Agent Warrants, dated as of March 30, 2020 by and between the Company and Paulson Investment Company, LLC		S-1	5/4/2020	333-237991
4.12	Description of Securities	X
10.1	Sales Agreement, dated November 10, 2020, by and between the Company and Cowen and Company, LLC		8-K	11/10/2020	001-38118

10.2	Form of Registration Rights Agreement, dated March 4, 2020, by and among the Company and the Purchasers	8-K	3/2/2020	001-38118
10.3	Registration Rights Agreement, dated August 29, 2019, by and among the Company, certain stockholders of the Company and certain stockholders of DermTech Operations, Inc.	8-K	9/5/2019	001-38118
10.4*	Employment Agreement, dated June 26, 2012, between DermTech Operations and John Dobak	S-4	6/18/2019	333-232181
10.5*	Amendment to Employment Agreement, dated February 28, 2014, by and between DermTech Operations and John Dobak	S-4	6/18/2019	333-232181
10.6*	Offer of Employment Letter, dated October 1, 2015, from DermTech Operations to Burkhard Jansen	S-4	6/18/2019	333-232181
10.7*	Offer of Employment Letter, dated December 7, 2018, from DermTech Operations to Todd Wood	S-4	6/18/2019	333-232181
10.8*	Offer of Employment Letter, dated August 14, 2019, from the Company to Kevin Sun	8-K	9/17/2019	001-38118
10.9*	Offer of Employment Letter, dated September 23, 2019, from the Company to Claudia Ibarra	8-K	3/24/2020	001-38118
10.10*	Offer of Employment Letter, dated October 14, 2020, from the Company to Ray Akhavan	10-K	3/5/2021	001-38118
10.11*	DermTech, Inc. 2020 Equity Incentive Plan, as amended and restated on May 31, 2023	8-K	06/05/23	001-38118
10.12*	Form of Stock Option Agreement and Forms of Stock Option Grant Notice under the DermTech, Inc. 2020 Equity Incentive Plan	8-K	5/27/2020	001-38118
10.13*	Form of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Award Grant Notice under the DermTech, Inc. 2020 Equity Incentive Plan	8-K	5/27/2020	001-38118
10.14*	Amended and Restated 2010 Stock Plan of the Company, included as Annex E to the proxy statement/prospectus/information statement forming a part of the referenced filing	S-4/A	8/7/2019	333-232181
10.15*	Form of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2010 Stock Plan of the Company	S-1	1/3/2020	333-235780
10.16*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the Amended and Restated 2010 Stock Plan of the Company	S-1	1/3/2020	333-235780
10.17*	2020 Form of Stock Option Agreement and Forms of Stock Option Grant Notice under Amended and Restated 2010 Stock Plan	8-K	1/21/2020	001-38118
10.18*	2020 Form of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Award Grant Notice under Amended and Restated 2010 Stock Plan	8-K	1/21/2020	001-38118
10.19*	Form of Indemnification Agreement	8-K	9/5/2019	001-38118
10.20*	2023 Corporate Bonus Plan of the Company	10-K	3/2/2023	001-38118

10.21*	Resignation Letter, dated June 30, 2021, by and between the Company and Scott Pancoast	8-K	7/2/2021	001-38118
10.22*	DermTech, Inc. Change in Control and Severance Plan	8-K	4/1/2021	001-38118
10.23*	Form of Participation Agreement under the DermTech, Inc. Change in Control and Severance Plan	10-Q	5/13/2021	001-38118
10.24*	Amended and Restated Non-Employee Director Compensation Policy	10-Q	5/13/2021	001-38118
10.25	Standard Multi-Tenant Officer Lease–Net and Addendum to Lease, dated January 25, 2013, by and between DermTech Operations and AG/Touchstone TP, LLC	8-K	9/5/2019	001-38118
10.26	First Amendment to Standard Rental Lease, Storage Lease and Signage to Expand and Extend Term, dated January 30, 2014, by and between DermTech Operations and AG/Touchstone TP, LLC	8-K	9/5/2019	001-38118
10.27	Assignment, Consent to Assignment, and Second Amendment to Standard Multi-Lease–Net, dated November 21, 2016, by and between DermTech Operations and AG/Touchstone TP, LLC	8-K	9/5/2019	001-38118
10.28	Third Amendment to Lease, dated August 6, 2019, by and between DermTech Operations and HCP Torrey Pines, LLC	8-K	9/5/2019	001-38118
10.29	Fourth Amendment to Lease, dated as of September 10, 2019, by and between the Company and HCP Torrey Pines, LLC	8-K	9/23/2019	001-38118
10.30	Fifth Amendment to Lease and Signage Lease, dated February 5, 2020, by and between the Company and HCP Torrey Pines, LLC	S-1/A	2/6/2020	333-235780
10.31	Office Lease, dated July 1, 2021, by and between the Company and Kilroy Realty, L.P.	8-K	7/7/2021	001-38118
10.32*	DermTech, Inc. Second Amended and Restated 2022 Inducement Equity Incentive Plan	8-K	05/09/2023	333-263484
10.33*	Form of Stock Option Grant Notice and Stock Option Agreement under the DermTech, Inc. 2022 Inducement Equity Incentive Plan	S-8	3/11/2022	333-263484
10.34*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the DermTech, Inc. 2022 Inducement Equity Incentive Plan	S-8	3/11/2022	333-263484
10.35	First Amendment Office Lease, dated April 22, 2022, by and between the Company and Kilroy Realty, L.P.	10-Q	8/8/2022	001-38118
10.36	Second Amendment of Office Lease, dated April 22, 2022, by and between the Company and Kilroy Realty, L.P.	10-Q	8/8/2022	001-38118
10.37	Third Amendment to Office Lease, dated effective October 7, 2022, by and between the Company and Kilroy Realty, L.P.	8-K	11/14/2022	001-38118
10.38	Second Amended and Restated Non-Employee Director Compensation Policy DermTech, Inc.	10-Q	8/8/2022	001-38118

10.39	Sales Agreement, dated August 8, 2022, by and between the Company and Cowen		S-3	8/8/2022	333-266650
10.40*	DermTech, Inc. Amended and Restated 2020 Employee Stock Purchase Plan		10-Q	11/3/2022	001-38118
10.41*	Transition Agreement, dated March 1, 2023, by and between the Company and John Dobak		10-Q	5/4/2023	001-38118
10.42*^	Separation Agreement, dated June 26, 2023, by and between the Company and Todd Wood		8-K/A	7/13/2023	001-38118
10.43*^	Employment Agreement, dated May 8, 2023, by and between the Company and Bret Christensen		8-K	5/9/2023	001-38118
10.44*	Offer Letter, dated September 5, 2023, by and between the Company and Mark Aguillard		8-K	9/11/2023	001-38118
10.45*^	Separation Agreement, dated January 31, 2024, by and between the Company and Claudia Ibarra	X
21.1	Subsidiaries of the Company		10-K	03/02/23	001-38118
23.1	Consent of KPMG LLP, independent registered public accounting firm	X
24.1	Powers of Attorney (included on signature page)	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	DermTech, Inc. Clawback Policy		10-Q	11/02/23	001-38118
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023 has been formatted in Inline XBRL	X

*	Management contract or compensatory plan or arrangement.

^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
**	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DERMTECH, INC.

Date: February 29, 2024	By:	/s/ Bret Christensen
Bret Christensen
Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY AND SIGNATURES
We, the undersigned officers and directors of DermTech, Inc., hereby severally constitute and appoint Bret Christensen and Kevin Sun, and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for her or him and in her or his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and generally to do all things in our names and on our behalf in such capacities to enable DermTech, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.
Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bret Christensen	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
Bret Christensen

/s/ Kevin Sun	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2024
Kevin Sun

/s/ Cynthia Collins	Director	February 29, 2024
Cynthia Collins

/s/ Nathalie Gerschtein Keraudy	Director	February 29, 2024
Nathalie Gerschtein Keraudy

/s/ Matthew Posard	Director	February 29, 2024
Matthew Posard

/s/ Herm Rosenman	Director	February 29, 2024
Herm Rosenman

/s/Mark Capone	Director	February 29, 2024
Mark Capone

/s/Kirk Malloy	Director	February 29, 2024
Kirk Malloy