Form 10-K/A
period 2023-12-31
DermTech, Inc.
filed 2024-04-26
CIK 1651944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
None.

Auditor Firm ID: 185	Auditor Name: KPMG LLP	Auditor Location: San Diego, CA

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of DermTech, Inc. (the “Company,” “we,” “our,” “us”) for the fiscal year ended December 31, 2023, as originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024 (the “Original 10-K”). The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because our definitive proxy statement containing such information will not be filed with the SEC within 120 days after the end of the fiscal year covered by the Original Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In addition, this Amendment amends Item 15 of Part IV of the Original 10-K to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the dates described in the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment.

On August 29, 2019, the Company, formerly known as Constellation Alpha Capital Corp. (“Constellation”), and DermTech Operations, Inc., formerly known as DermTech, Inc. (“DermTech Operations”), consummated the transactions contemplated by an Agreement and Plan of Merger, dated May 29, 2019, as amended, by and among the Company, DT Merger Sub, Inc., and DermTech Operations. Pursuant to the Agreement and Plan of Merger, DT Merger Sub, Inc. merged with and into DermTech Operations, with DermTech Operations surviving as the Company’s wholly owned subsidiary. We refer to this transaction as the Business Combination. Also, in connection with and prior to the completion of the Business Combination, Constellation re-domiciled out of the British Virgin Islands and continued as a company incorporated in the State of Delaware. Following the Business Combination, we changed the name of the Company to DermTech, Inc. Prior to the completion of the Business Combination, the Company was a shell company. Following the Business Combination, the business of DermTech Operations is the business of the Company.

In this Amendment, unless the context specifically indicates otherwise, “the Company”, “we”, “us” and “our” refer to the business, operations and financial results of DermTech Operations, prior to, and the Company and its subsidiaries subsequent to, the completion of the Business Combination as the context requires.

i

DERMTECH, INC
ANNUAL REPORT ON FORM 10‑K/A
YEAR ENDED DECEMBER 31, 2023

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The Board of Directors

Our Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) and Bylaws provide that our business is to be managed by or under the direction of our board of directors (the “Board”). Our Board is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our Board currently consists of seven members with no vacancies, classified into three classes as follows:
•Cynthia Collins, Kirk Malloy and Matthew Posard constitute the Class I directors with terms expiring at the 2025 Annual Meeting of Stockholders;

•Bret Christensen, Mark Capone and Herm Rosenman constitute the Class II directors with terms expiring at the 2024 Annual Meeting of Stockholders; and

•Nathalie Gerschtein Keraudy is the Class III director with a term expiring at the 2026 Annual Meeting of Stockholders;

The following table sets forth the names, ages as of April 15, 2024, and certain other information for each of our directors:

Name	Age	Position(s)
Cynthia Collins	66	Class I Director
Kirk Malloy	57	Class I Director
Matthew Posard	57	Chairman of the Board and Class I Director
Mark Capone	61	Class II Director
Bret Christensen	53	President, Chief Executive Officer and Class II Director
Herm Rosenman	76	Class II Director
Nathalie Gerschtein Keraudy	45	Class III Director

Class I Directors

Cynthia Collins has served on our Board since the completion of the Business Combination in August 2019 and on DermTech Operations’ board of directors between July 2018 and August 2019. Ms. Collins served as Chief Executive Officer of Editas Medicine, Inc. (Nasdaq:EDIT) from August 2019 to February 2021 and served as a member of the board of directors of Editas Medicine from December 2018 to February 2021. Ms. Collins served as Chief Executive Officer of Human Longevity Inc. from January 2017 to December 2017. Before that, Ms. Collins served as the Chief Executive Officer and General Manager of General Electric’s (NYSE:GE) Healthcare Cell Therapy and Lab Businesses from April 2015 to December 2016, and as Chief Executive Officer of General Electric’s Clarient Diagnostics, Inc. division from October 2013 to April 2015. Prior to that, Ms. Collins served as Chief Executive Officer of GenVec, Inc. (Nasdaq:GNVC) from May 2012 to September 2013. Before that, she served as Group Vice President, Cellular Analysis Business of Beckman Coulter Inc. from 2007 to 2011 and as Chief Executive Officer of Sequoia Pharmaceuticals, Inc. Ms. Collins is currently a member of the board of directors of Certara, Inc. (Nasdaq:CERT) and Poseida Therapeutics, Inc. (Nasdaq:PSTX). Ms. Collins received her B.S. in Microbiology from the University of Illinois, Urbana-Champaign and her MBA from The University of Chicago, Booth School of Business. Ms. Collins is qualified to serve on our Board because of her broad experience serving as the Chief Executive Officer for a variety of companies in the life sciences industry and her experience serving on numerous boards of directors.

Kirk Malloy, Ph.D. has served on our Board since July 2022. Dr. Malloy is currently the Founder and Principal at BioAdvisors, LLC, where he provides strategic consulting services to life sciences, diagnostics, and genomics companies. From August 2017 to August 2018, Dr. Malloy served as Chief Executive Officer of Verogen, Inc., a biotechnology company, which Dr. Malloy founded, focused on the development and supply of next-generation sequencing-based human identification products. Prior to Verogen, Inc., Dr. Malloy held numerous positions at Illumina, Inc. (Nasdaq:ILMN) from

2002 to 2016, most recently as Senior Vice President and General Manager of Life Sciences and Applied Markets. Dr. Malloy currently serves as a director for NanoString Technologies, Inc. (Nasdaq:NSTG) and Chairman for Rapid Micro Biosystems, Inc. (Nasdaq:RPID). Dr. Malloy earned a B.S. in Biology and Marine Science from the University of Miami, and an M.S. and Ph.D. from the University of Delaware and has held post-doctoral and instructor positions at Boston University and Northeastern University. Dr. Malloy is qualified to serve on our Board because of his extensive experience as an executive and as a member on various boards of directors of companies in the life sciences industry.

Matthew L. Posard has served as Chairman of our Board since the completion of the Business Combination in August 2019, served on DermTech Operations’ board of directors between 2016 and August 2019, and served as Chairman of DermTech Operations’ board of directors between June 2019 and August 2019. Mr. Posard currently serves as Founding Principal at Explore-DNA, a life sciences and diagnostics consulting firm. Mr. Posard served as President and Chief Commercial Officer of GenePeeks, Inc. from February 2017 to April 2018 and as Executive Vice President and Chief Commercial Officer at Trovagene, Inc. (now Cardiff Oncology, Inc. (Nasdaq:CRDF)) from March 2015 to April 2016. Mr. Posard also held multiple executive leadership roles at Illumina, Inc. (Nasdaq:ILMN) from 2006 to 2015. Mr. Posard is currently a member of the board of directors of each of Halozyme Therapeutics, Inc. (Nasdaq:HALO) and Talis BioMedical Corporation (Nasdaq:TLIS), and is Chairman of Nautilus Biotechnology, Inc. (Nasdaq:NAUT). Mr. Posard holds a Bachelor’s degree in Management Science from the University of California, San Diego. Mr. Posard is qualified to serve on our Board because of his extensive experience as an executive and serving on various boards of directors of companies in the life sciences industry, including DermTech Operations.

Class II Directors

Mark Capone has served on our Board since July 2022. Mr. Capone currently serves as the Chief Executive Officer of Precision Medicine Advisors, LLC. From July 2015 to February 2020, Mr. Capone was the President and Chief Executive Officer of Myriad Genetics, Inc. (Nasdaq:MYGN), which he transformed from a pioneering start-up to one of the largest precision medicine companies in the world. During his 17-year tenure, Myriad Genetics, Inc. developed and launched more than a dozen reimbursed molecular diagnostics, achieving total annual revenues of more than $800 million. Prior to Myriad Genetics, Inc., Mr. Capone spent 17 years at Eli Lilly and Company (NYSE:LLY) in various leadership positions. Mr. Capone is currently a non-executive board member of Mesa Laboratories (Nasdaq:MLAB) and Owlstone Medical. Mr. Capone also served on the board of directors of Abcam plc (Nasdaq:ABCM) from January 2021 until the closing of the sale of Abcam plc to Danaher Corporation in December 2023. Mr. Capone received a B.S. in Chemical Engineering from Penn State University graduating with highest distinction, and his M.S. in Chemical Engineering (biotechnology emphasis) and Management from the Massachusetts Institute of Technology. Mr. Capone is qualified to serve on our Board because of his experience serving as the Chief Executive Officer for a life sciences company and his experience serving on numerous boards of directors.

Bret Christensen has served on our Board and as our Chief Executive Officer since May 2023. From May 2017 to May 2023, Mr. Christensen was the Chief Commercial Officer of Insulet Corporation (Nasdaq: PODD), where he oversaw sales growth from approximately $367 million to $1.1 billion. Mr. Christensen has demonstrated success in scaling novel diagnostic companies and securing reimbursement with various types of payers. From August 2013 to May 2017, Mr. Christensen served as general manager of Preventive Care at Myriad Genetics, Inc. (Nasdaq:MYGN). Prior to Myriad Genetics, Mr. Christensen held several executive positions at Hologic, Inc. (Nasdaq: HOLX), including vice president of sales and marketing of its Gynecologic Surgical Products division. Prior to Hologic, Inc., Mr. Christensen led key market development and sales teams at Cytyc Corporation. Mr. Christensen earned a B.S. in Business Management from Utah Valley University and an MBA from the University of Utah.

Herm Rosenman has served on our Board since the completion of the Business Combination in August 2019 and served on DermTech Operations’ board of directors between February 2017 and August 2019. Additionally, Mr. Rosenman served as Chief Financial Officer of Natera, Inc. (Nasdaq:NTRA) from February 2014 to February 2017 and has served on its board of directors since February 2017. Prior to Natera, Inc., Mr. Rosenman served as Senior Vice President of Finance and Chief Financial Officer at Gen-Probe Incorporated (“Gen-Probe”), a developer, manufacturer and marketer of diagnostic and screening products using nucleic acid probes, from June 2001 to October 2012, when Gen-Probe was acquired by Hologic, Inc., a diagnostic products, medical imaging systems and surgical products company. Mr. Rosenman has served on the board of directors of each of Oxford Immunotec Global PLC, a commercial-stage diagnostics company and of Vivus, Inc., a biopharmaceutical company, since 2013. Mr. Rosenman holds a B.B.A. in accounting and finance from Pace University and an MBA from the Wharton School of the University of Pennsylvania. Mr. Rosenman is qualified to serve on our Board because of his experience serving as a chief financial officer and a director of multiple life sciences companies.

Class III Director

Nathalie Gerschtein Keraudy has served on our Board since October 2021. Ms. Gerschtein Keraudy currently serves as the President of Consumer Products Division for the North America Zone of L’Oréal Group, a leading global beauty company. In her current role, Ms. Gerschtein Keraudy is responsible for accelerating growth, innovation and sustainable practices across North America’s mass market portfolio of brands and product categories. This extensive portfolio includes some of the most trusted and iconic brands such as L’Oréal Paris, Maybelline New York, Garnier and NYX Professional Makeup, in addition to Essie, Thayer’s Natural Remedies, Carol’s Daughter and Softsheen-Carson. Ms. Gerschtein Keraudy also serves on the board of directors of the nonprofit, Cosmetic Executive Women. Through an appointment by the French Prime Minister, Ms. Gerschtein Keraudy also serves as a French Foreign Trade Advisor. Ms. Gerschtein Keraudy is a graduate of HEC School of Management in Paris, the London Business School, INSEAD’s senior executive leadership program and Harvard Business School’s executive education program. Ms. Gerschtein Keraudy is qualified to serve on our Board because of her broad experience as an executive in the direct-to-consumer skin care industry.

Certain Corporate Governance

Audit Committee

Audit Committee. This committee currently has four members, Herm Rosenman (Chair), Cynthia Collins and Mark Capone. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC, and by The Nasdaq Stock Market LLC (“Nasdaq”), as such standards apply specifically to members of audit committees. The Board has determined that Mr. Rosenman is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include, among others:

•appointing, evaluating, retaining, overseeing, and if need be, terminating the engagement of any independent auditor;
•assessing the qualification, performance and independence of our independent auditor;
•pre-approving all audit and non-audit services to be performed by our independent auditor;
•reviewing our financial statements and related disclosures;
•reviewing the adequacy and effectiveness of our accounting and financial reporting processes, systems of internal control and disclosure controls and procedures;
•overseeing procedures for the treatment of complaints on accounting, internal accounting controls, or audit matters;
•reviewing our overall risk management framework;
•reviewing and discussing with management and the independent auditor the results of our annual audit, reviews of our quarterly financial statements and our publicly filed reports;
•overseeing and reviewing information security and data privacy compliance;
•reviewing and approving related person transactions; and
•preparing the audit committee report that the SEC requires in our annual proxy statement.

A copy of our Audit Committee’s written charter is publicly available on our website at www.dermtech.com.

Director Nominations

No material changes have been made to the procedures by which stockholders may recommend nominees to our Board.

Hedging and Pledging Prohibitions

Our insider trading policy prohibits our directors, officers (including our named executive officers (each, an “NEO,” and collectively, the “NEOs”) and other executive officers), employees and agents, as well as their immediate family members, from engaging in short sales of our securities and from engaging in transactions in publicly-traded options and other derivative securities with respect to our securities. This prohibition extends to any hedging or similar transactions designed to decrease the risks associated with holding our securities. Our insider trading policy also prohibits certain individuals, including our directors and executive officers, from use of the Company’s securities to secure a margin or other loan.

Rule 10b5-1 Plans

Certain of our employees, including directors and executive officers, may in the future adopt written plans known as Rule 10b5-1 Plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 Plan, a broker executes trades pursuant to parameters established by the individual when entering into the plan, without further direction from the individual. The individual may amend or terminate the 10b5-1 Plan in limited circumstances.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our employees, including our principal executive officer and principal financial and accounting officer. The text of the code of conduct and ethics is posted on our website at www.dermtech.com and will be made available to stockholders without charge, upon request, in writing to Investor Relations at DermTech, Inc., 12340 El Camino Real, San Diego, California 92130. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors and principal executive, financial and accounting officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendment or waiver is then permitted by the rules of the Nasdaq Capital Market.

Executive Officers

The following table sets forth certain information regarding our executive officers and their respective ages as of April 15, 2024.

Name	Age	Position(s)
Executive Officers
Bret Christensen*	53	President, Chief Executive Officer and Class II Director
Kevin Sun, MBA, MSSM	46	Chief Financial Officer, Treasurer and Secretary
Mark Aguillard	51	Chief Commercial Officer
Ray Akhavan, Esq.	55	General Counsel
*Bret Christensen is a member of our Board. See “Item 10. Directors, Executive Officers and Corporate Governance – The Board of Directors” within this Amendment for more information about Bret Christensen.

Kevin Sun has served as our Chief Financial Officer, Treasurer and Secretary since September 2019. Mr. Sun joined DermTech Operations in August 2019 and served in the role of Vice President, Finance. From June 2008 to November 2018, Mr. Sun served in various management and executive roles for Dexcom, Inc. (Nasdaq:DXCM), including most recently as Vice President, Corporate Controller and Treasury from November 2017 to November 2018, as Interim Chief Financial Officer from April 2017 to September 2017, as Vice President, Finance from February 2016 to November 2017 and as Senior Director, Finance from March 2014 to February 2016. Prior to Dexcom, Inc., Mr. Sun held various roles of increasing responsibility at Biosite Incorporated from 2004 to 2008, most recently as Senior Manager, Financial Planning and Analysis. Mr. Sun holds a B.S. in Business with a dual major in Accounting and Finance, a minor in Psychology, a Master’s in Strategic Management and an MBA from the Kelley School of Business at Indiana University.

Mark Aguillard joined us as our Chief Commercial Officer in September 2023. Mr. Aguillard is a proven commercial leader with over 20 years of experience driving growth through the development and commercialization of multiple, novel molecular diagnostics. From July 2021 to September 2023, Mr. Aguillard served as Chief Commercial Officer of Epic Sciences, where he led the development and launch of a novel liquid biopsy, DefineMBC, designed to personalize treatment for patients with metastatic breast cancer. From November 2020 to July 2021, Mr. Aguillard served as Chief Commercial Officer of Binx Health. Prior to that, Mr. Aguillard served in a variety of commercial leadership roles directing sales, marketing, medical affairs, customer success and market access teams across oncology and women’s health at Myriad Genetics (Nasdaq: MYGN), including as General Manager, Women’s Heath from May 2016 to November 2020 and at Eli Lilly & Company (NYSE: LLY). Mr. Aguillard received his B.B.A. with a major in Finance from Texas Tech University.

Ray Akhavan has served as our General Counsel since January 2021. From February 2017 to January 2021, Mr. Akhavan served as Associate General Counsel and Chief IP Counsel at Ancestry.com Inc. Prior to that, Mr. Akhavan was General Counsel and Chief IP Counsel at Caris Life Sciences, Inc., a cancer molecular diagnostic company, from November 2009 to December 2016. Mr. Akhavan’s experience also includes working at an international law firm, the National Institutes of Health and the United States Patent & Trademark Office. Mr. Akhavan received a J.D. from Washington College of Law at American University and an M.S. in Molecular Biology from George Mason University.
Item 11. Executive Compensation.

We are currently a smaller reporting company and therefore are eligible to take advantage of smaller reporting company reporting requirements, including the reduced disclosure obligations regarding executive compensation. We have elected to take advantage of the reduced compensation disclosure obligations available to smaller reporting companies.

2023 Summary Compensation Table

The following table shows the total compensation paid or accrued to our NEOs during the last two fiscal years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) (1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
Bret Christensen President and Chief Executive Officer	2023	388,846	(4)	—	—	955,000	311,076	60,180	(5)	1,715,102
John Dobak, M.D. Former President and Chief Executive Officer	2023	212,919	(6)	—	216,039	—	135,860	703,660	(5)	1,268,478
	2022	597,400		—	2,738,518	—	—	516		3,336,434
Kevin Sun, MBA, MSSM Chief Financial Officer	2023	411,000		—	334,498	—	141,573	47,781	(5)	934,852
	2022	400,000		—	999,607	—	50,000	11,921		1,461,528
Todd Wood Former Chief Commercial Officer	2023	201,571	(7)	—	334,498	—	—	365,192	(5)	901,261
	2022	391,400		—	999,607	—	48,925	13,404		1,453,336
Ray Akhavan General Counsel	2023	389,000		—	262,827	—	121,690	45,243	(5)	818,760
	2022	360,500		—	785,399	—	40,556	11,999		1,198,454

(1)Amounts reported represent the aggregate fair value of stock awards computed as of the grant date of each stock award in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining the grant date fair value may be found in Note 3 to our Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2023.
(2)Amounts reported represent the aggregate fair value of option awards computed as of the grant date of each option award in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining the grant date fair value may be found in Note 3 to our Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2023.
(3)Amounts reported represent the annual cash incentives bonus earned in the designated fiscal year under our 2023 Bonus Plan or 2022 Bonus Plan, as applicable. See the “Compensation Discussion and Analysis” section above for a more detailed discussion.
(4)Mr. Christensen’s hire date was May 9, 2023.
(5)Amounts representing All Other Compensation for the fiscal year ended 2023 are detailed within the table below:

Named Executive Officer	Paid Time Off ($)(a)	Severance ($)		Other ($)(d)	Total All Other Compensation ($)
Bret Christensen	—	—		60,180	60,180
John Dobak, M.D.	68,928	634,582	(b)	150	703,660
Kevin Sun, MBA, MSSM	47,421	—		360	47,781
Todd Wood	28,025	336,957	(c)	210	365,192
Ray Akhavan	44,883	—		360	45,243
(a) These amounts represent accrued Paid Time Off (PTO) paid upon implementation of our flexible PTO policy during 2023.

(b) Represents (i) severance payment made to Dr. Dobak equivalent to12 months of his base salary for 2023 per the terms of his Transition Agreement of $597,400, (ii) continued health insurance coverage accrued in connection with his Transition Agreement of $32,182 and (iii) reimbursement of legal fees paid in connection with his Transition Agreement of $5,000.
(c) Represents (i) severance payment made to Mr. Wood equivalent to nine months of his base salary of $302,357 and (ii) a payment in lieu of his prorated bonus of $34,600 for the first half of 2023.
(d) These amounts represent life insurance premiums paid by the Company as well as $60,000 relocation allowance for Mr. Christensen in connection with his offer letter dated May 6, 2023.

(6)Dr. Dobak left the Company effective May 8, 2023.
(7)Mr. Wood left the Company effective July 3, 2023.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We entered into an executive employment agreement with our Chief Executive Officer, Bret Christensen, and employment offer letters with our Chief Financial Officer, Kevin Sun, MBA, MSSM, and our General Counsel, Ray Akhavan, each in connection with their employment with us, the material terms of which are described below. We previously entered into an executive employment agreement with our former Chief Executive Officer, John Dobak, M.D., and in connection with Dr. Dobak’s departure, we entered into a separation agreement with Dr. Dobak. We previously entered into an employment offer letter with our former Chief Commercial Officer, Todd Wood, and in connection with Mr. Wood’s departure, we entered into a separation agreement with Mr. Wood. Except as noted below, these documents provide for “at will” employment. In addition, the NEOs have entered into confidentiality agreements obligating them to refrain from disclosing any of our proprietary information received during the course of their employment.

Bret Christensen

We entered into an executive employment agreement with Mr. Christensen, as our Chief Executive Officer and President, on May 6, 2023. His employment is at-will and began on May 8, 2023, Mr. Christensen’s initial annual base salary was $600,000. Mr. Christensen’s employment agreement also provides that Mr. Christensen is eligible for certain severance benefits under the DermTech, Inc. Change in Control and Severance Plan (the “Severance Plan”) and Mr. Christensen’s participation agreement thereunder.

On May 8, 2023, in accordance with Mr. Christensen’s employment agreement, the Board granted to Mr. Christensen an option to purchase 500,000 shares of common stock representing the contingent right to receive one share of common stock. The options have an exercise price of $2.49 per share and vest over three years with one-third of the options vesting on May 8, 2024 and the remaining two-thirds vesting in equal 8 quarterly installments on the fifth day of each third month thereafter until the final vesting date on May 5, 2026.

As further described below in the section entitled “2023 Corporate Bonus Plan,” Mr. Christensen was eligible to receive a performance-based cash bonus pursuant to our 2023 Bonus Plan. Mr. Christensen’s target bonus under the 2023 Bonus Plan was 80% of his base salary earned during the 2023 fiscal year with 100% based on his individual performance only for fiscal 2023 pursuant to his employment agreement. The Compensation Committee approved a performance-based cash bonus to Mr. Christensen of $311,076, which was 100% of Mr. Christensen’s target bonus under the 2023 Bonus Plan and 80% of his base salary earned during 2023.

John Dobak, M.D.

We entered into an executive employment agreement with Dr. Dobak, as our Chief Executive Officer and President, on June 26, 2012. Pursuant to the terms of this agreement, Dr. Dobak’s initial annual base salary was $250,000, which salary has since increased to $597,400 pursuant to annual discretionary raises as determined by our Compensation Committee and Board. Dr. Dobak’s employment agreement also provided for certain severance benefits, which were later superseded by Dr. Dobak’s participation agreement under the Severance Plan and the Transition Agreement, dated March 1, 2023, by and between the Company and Dr. Dobak (the “Transition Agreement”). Under the Transition Agreement, Dr. Dobak continued to receive his base salary in effect at the time of the Transition Agreement and his benefits until Mr. Christensen was hired on May 8, 2023. From May 8, 2023 until January 1, 2024, Dr. Dobak provided certain consulting services to the Company for no additional compensation, except that Dr. Dobak’s equity awards continued to vest during that period.

On March 9, 2023, in connection with the Transition Agreement, the Board granted Dr. Dobak restricted stock units (the “Transition Award”) representing the contingent right to receive 56,407 shares of common stock, subject to quarterly vesting. Additionally, upon the conclusion of the Consultant Services Period (as defined in the Transition Agreement), each of Dr. Dobak’s then-outstanding unvested equity awards other than the Transition Award accelerated and became vested and exercisable or settled with respect to ten additional months of additional vesting and the Transition Award will vest in its entirety.

As further described below in the section entitled “2022 Corporate Bonus Plan,” Dr. Dobak was eligible to receive a performance-based cash bonus pursuant to our 2022 Bonus Plan. Dr. Dobak’s target bonus under the 2022 Bonus Plan was 80% of his base salary earned during the 2022 fiscal year, with a maximum payout of 94.4% upon exceeding targets for specified corporate objectives and achieving stretch goals. Following the recommendation of the Compensation Committee, the Board did not provide Dr. Dobak a performance-based cash bonus for the 2022 fiscal year.

As further described below in the section entitled “2023 Corporate Bonus Plan,” Dr. Dobak was eligible to receive a performance-based cash bonus pursuant to our 2023 Bonus Plan. Dr. Dobak’s target bonus under the 2023 Bonus Plan was 80% of his base salary earned during the 2023 fiscal year, with a maximum payout of 108% upon exceeding targets for specified corporate objectives and achieving stretch goals. Following the recommendation of the Compensation Committee, approved a performance-based cash bonus to Dr. Dobak of $135,860, which was 56.9% of Dr. Dobak’s target bonus under the 2023 Bonus Plan and 63.8% of his base salary earned during 2023.

Kevin Sun, MBA, MSSM

Mr. Sun’s employment, initially as our Vice President of Finance and then as our Chief Financial Officer, Treasurer and Secretary as of September 12, 2019, is at-will and began on August 22, 2019 pursuant to an offer of employment letter from us. Mr. Sun’s initial annual base salary was $300,000 and it has since increased to $411,000 pursuant to annual discretionary raises as determined by our Compensation Committee. Mr. Sun’s employment agreement also provided for certain severance benefits, which have since been superseded by Mr. Sun’s participation agreement under the Severance Plan.

Mr. Sun’s offer of employment letter also provided that Mr. Sun was to be granted an initial incentive stock option or restricted stock units representing up to one percent of the Company’s fully diluted capitalization at the time of the grant, with vesting terms similar to equity awards previously granted to other officers of the Company.

As further described below in the section entitled “2022 Corporate Bonus Plan,” Mr. Sun was eligible to receive a performance-based cash bonus pursuant to our 2022 Bonus Plan. Mr. Sun’s target bonus under the 2022 Bonus Plan was 50% of his base salary earned during the 2022 fiscal year, with a maximum payout of 56.8% upon exceeding targets for specified corporate objectives and achieving stretch goals. The Compensation Committee approved a performance-based cash bonus to Mr. Sun of $50,000, which was 25% of Mr. Sun’s target bonus under the 2022 Bonus Plan and 12.5% of his base salary earned during 2022.

As further described below in the section entitled “2023 Corporate Bonus Plan,” Mr. Sun was eligible to receive a performance-based cash bonus pursuant to our 2023 Bonus Plan. Mr. Sun’s target bonus under the 2023 Bonus Plan was 50% of his base salary earned during the 2023 fiscal year, with a maximum payout of 63.1% upon exceeding targets for specified corporate objectives and achieving stretch goals. The Compensation Committee approved a performance-based cash bonus to Mr. Sun of $141,573, which was 68.9% of Mr. Sun’s target bonus under the 2023 Bonus Plan and 34.4% of his base salary earned during 2023.

Todd Wood

Mr. Wood’s employment as our Chief Commercial Officer was at-will and began on January 14, 2019 pursuant to an offer of employment letter from us. Mr. Wood’s initial annual base salary was $275,000 and subsequently increased to $403,142 pursuant to annual discretionary raises as determined by our Compensation Committee. Mr. Wood’s employment agreement also provided for certain severance benefits, which were superseded by Mr. Wood’s participation agreement under the Severance Plan and the Separation Agreement, dated July 10, 2024, by and between Mr. Wood and the Company (“Wood Separation Agreement”).

As further described below in the section entitled “2022 Corporate Bonus Plan,” Mr. Wood was eligible to receive a performance-based cash bonus pursuant to our 2022 Bonus Plan. Mr. Wood’s target bonus under the 2022 Bonus Plan was 50% of his base salary earned during the 2022 fiscal year, with a maximum payout of 56.8% upon exceeding targets for specified corporate objectives and achieving stretch goals. The Compensation Committee approved a performance-based cash bonus to Mr. Wood of $48,925, which was 25% of Mr. Wood’s target bonus under the 2022 Bonus Plan and 12.5% of his base salary earned during 2022.

Mr. Wood’s employment with the Company ended effective July 3, 2023 and he was not eligible to receive a performance-based cash bonus pursuant to our 2023 Bonus Plan. Pursuant to the Wood Separation Agreement, Mr. Wood received (i) a one-time cash severance payment in the aggregate amount of $336,957, less applicable payroll withholdings, (ii) payment of COBRA premiums for a period of nine months following the end of the month of July 2023, and (iii) vesting of shares underlying outstanding equity awards that would otherwise vest and/or become exercisable within six months of July 3, 2023. In addition, Mr. Wood agreed to a customary general release of legal claims against the Company and to certain other covenants, including confidentiality and non‑disparagement obligations customary for agreements of this kind.

Ray Akhavan

Mr. Akhavan’s employment as our General Counsel is at-will and began on January 5, 2021 pursuant to an offer of employment letter from us. Mr. Akhavan’s initial annual base salary was $340,000 and it has since increased to $389,000 pursuant to an annual discretionary raise as determined by our Compensation Committee. Mr. Akhavan also received an initial sign-on bonus of $80,000. Mr. Akhavan’s employment agreement also provided for certain severance benefits, which have since been superseded by Mr. Akhavan’s participation agreement under the Severance Plan.

As further described below in the section entitled “2022 Corporate Bonus Plan,” Mr. Akhavan was eligible to receive a performance-based cash bonus pursuant to our 2022 Bonus Plan. Mr. Akhavan’s target bonus under the 2022 Bonus Plan was 45% of his base salary earned during the 2022 fiscal year, with a maximum payout of 51.1% upon exceeding targets for specified corporate objectives and achieving stretch goals. The Compensation Committee approved a performance-based cash bonus to Mr. Akhavan of $40,556, which was 25% of Mr. Akhavan’s target bonus under the 2022 Bonus Plan and 11.3% of his base salary earned during 2022.

As further described below in the section entitled “2023 Corporate Bonus Plan,” Mr. Akhavan was eligible to receive a performance-based cash bonus pursuant to our 2023 Bonus Plan. Mr. Akhavan’s target bonus under the 2023 Bonus Plan was 45% of his base salary earned during the 2023 fiscal year, with a maximum payout of 56.8% upon exceeding targets for specified corporate objectives and achieving stretch goals. The Compensation Committee approved a performance-based cash bonus to Mr. Akhavan of $121,690, which was 69.5% of Mr. Akhavan’s target bonus under the 2023 Bonus Plan and 31.3% of his base salary earned during 2023.

2022 Corporate Bonus Plan

On March 11, 2022, the Compensation Committee amended the 2021 Corporate Bonus Plan into the 2022 Corporate Bonus Plan (the “2022 Bonus Plan”), a performance-based cash bonus plan pursuant to which the Board sets target cash bonus amounts for certain eligible personnel, including our NEOs.

For all participants in the 2022 Bonus Plan, the Board established target payout percentages to be based on the actual wages earned by such participants during the 2022 fiscal year. Target payout percentages were based on 100% achievement of specified corporate objectives and specified milestones. A threshold applied to each objective. The aggregate potential payout would be up to 122% of the target payout percentage upon exceeding targets for specified corporate objectives and achieving stretch goals.

The Compensation Committee administered the 2022 Bonus Plan and had authority to use its discretion to approve goals and bonus targets, adjust goals and bonus payments, and determine goal achievement, and to modify, increase or decrease any bonus payments at any time and regardless of whether any of the performance goals were achieved. Bonuses under the 2022 Bonus Plan were paid following the end of the 2022 fiscal year based on the goals that had been achieved. Participants had to be employed and in good standing on the date that the bonus was paid in order to be eligible to receive the bonus payment.

Pursuant to the 2022 Bonus Plan, bonus targets for our NEOs ranged from 45% to 80% of such executive officer’s actual wages earned during the 2022 fiscal year. Specifically, the target bonus was 80% for Dr. Dobak, 50% for Mr. Sun, 50% for Mr. Wood, 45% for Mr. Akhavan and 50% for Ms. Ibarra. The amount of the bonus, if any, paid to each such executive officer was based on the Company’s achievement level against the corporate objectives and/or individual performance, as approved by the Compensation Committee.

For the 2022 fiscal year, the Compensation Committee recommended, and the Board approved, a performance-based cash bonuses of $50,000 to Mr. Sun, $48,925 to Mr. Wood, $40,556 to Mr. Akhavan and $44,623 to Ms. Ibarra, which were 25% of their respective target bonuses and 12.5%, 12.5%, 11.3% and 12.5% of their respective base salaries earned during 2022.

2023 Corporate Bonus Plan

On March 1, 2023, the Company’s compensation committee approved the 2023 Corporate Bonus Plan, or the 2023 Bonus Plan, a performance-based cash bonus plan pursuant to which our Board sets target cash bonus amounts for certain eligible Company personnel, including the Company’s NEOs. The 2023 Bonus Plan was split into first half and second half performance periods, with bonuses paid based on the goals that had been achieved for the period January 1, 2023 through June 30, 2023, and July 1, 2023 through December 31, 2023, respectively. Eligible participants included all employees with an employment start date prior to April 1, 2023 to be eligible for the first half plan bonus and October 1, 2023 to be eligible for the second half plan bonus.

The Compensation Committee administered the 2023 Bonus Plan and had authority to use its discretion to approve goals and bonus targets. Pursuant to the 2023 Bonus Plan, bonus targets for our NEOs ranged from 45% to 80% of such executive officer’s actual wages earned during the 2023 fiscal year. Specifically, the target bonus was 80% for Mr. Christensen and Dr. Dobak, 50% for Mr. Sun, 50% for Mr. Wood and 45% for Mr. Akhavan. The amount of the bonus, if any, paid to each such executive officer was based on the Company’s achievement level against the corporate objectives and/or individual performance, as approved by the Compensation Committee. For the 2023 fiscal year, the Compensation Committee recommended, and the Board approved, total performance-based cash bonuses of $311,076 to Mr. Christensen, $135,860 to Dr. Dobak, $141,573 to Mr. Sun and $121,690 to Mr. Akhavan, which were 100%, 56.9%, 68.9% and 69.5% of their respective target bonuses and 80%, 63.8%, 34.4% and 31.3% of their respective base salaries earned during 2023.

Severance and Change in Control Agreements

On March 29, 2021, at the recommendation of the Compensation Committee, the Board approved the Severance Plan. Officers of the Company at or above the level of vice president are eligible to participate in the Severance Plan pursuant to its terms and the terms of any Participation Agreement between the Company and the participant, or a Participation Agreement, to be approved by the Compensation Committee, which administers the Severance Plan.

In the event of a Qualifying Termination (as defined below), the Severance Plan provides for:

•severance payments equal to a number of months of base salary as set forth in the participant’s Participation Agreement;

•bonus payments equal to the pro-rata portion, determined based on the number of days the participant is employed by the Company during the bonus performance period, of the participant’s annual bonus that the Company determines was actually earned at the conclusion of the bonus performance period;

•health care benefits for a COBRA continuation period as set forth in the participant’s Participation Agreement; and

•acceleration of vesting of the participant’s equity awards for a number of months or a percentage of unvested shares as set forth in the participant’s Participation Agreement; provided, however, that awards that would otherwise vest only upon satisfaction of performance criteria will instead accelerate as set forth in the terms of the applicable award agreement.

A participant’s Participation Agreement may provide that the amounts and terms of the payments, benefits and vesting acceleration triggered in the event of a Qualifying Termination differ depending on whether the Qualifying Termination occurs during the period commencing three months prior to and ending 12 months following a Change in Control (as defined below).

Pursuant to the Severance Plan, participants also agree to non-competition provisions during their employment and non-solicitation provisions during their employment and for a one-year period thereafter. The participant’s receipt of any of the payments or benefits described above is subject to the participant’s delivery to the Company of an irrevocable general release of all known and unknown claims that he or she may then have against the Company or persons affiliated with the Company effective within 60 days following the participant’s Qualifying Termination.

Except as provided in the Severance Plan, once a participant enters into a Participation Agreement, the Severance Plan will supersede and replace any and all prior severance arrangements, vesting acceleration arrangements and post-termination stock option exercise period arrangements, including but not limited to prior agreements governing any equity award, severance and salary continuation arrangements, programs and plans which were previously offered by the Company to the participant, and change in control and severance arrangements pursuant to an employment agreement or offer letter.

The Severance Plan and each Participation Agreement will terminate on March 29, 2024, the third anniversary of the effective date of the Severance Plan, but the Severance Plan and each Participation Agreement will be automatically extended for an additional year upon each subsequent anniversary of the effective date of the Severance Plan unless the Board adopts a resolution prior to such anniversary determining not to extend the Severance Plan. Any individual Participation Agreement will also terminate on the earlier of (i) the date the Participant’s employment with the Company terminates for a reason other than a Qualifying Termination or (ii) the date the Company has met all of its obligations under the Severance Plan following a Qualifying Termination of the Participant’s employment.

Under the Severance Plan:

•“Qualifying Termination” means a termination of employment resulting from (i) a termination by the Company of the participant’s employment for any reason other than cause (as defined in the Severance Plan), death or disability, or (ii) if within 12 months following a Change in Control, a voluntary resignation by the participant of his or her employment for good reason (as defined in the participant’s Participation Agreement), if and only to the extent that a definition of “good reason” is included in such participant’s Participation Agreement. Termination due to a participant’s death or disability will not constitute a Qualifying Termination.

•“Change in Control” means the occurrence of any of the following events: (i) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of the Company representing more than 50% of the total voting power represented by the Company’s then outstanding voting securities, (ii) the consummation of the sale or disposition by the Company of all or substantially all of the Company’s assets or (iii) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation.

Participation Agreement With Bret Christensen

Under the terms of Mr. Christensen’s participation agreement, in the event of a Qualifying Termination (as defined in the Severance Plan) other than during a Change in Control Period (as defined in the Severance Plan), Mr. Christensen would receive the following benefits: (i) 12 months of his base salary in effect at the time of such Qualifying Termination, (ii) 100% of the pro-rata portion (based on days employed during the period) of his annual bonus determined to have been earned at the conclusion of the bonus performance period, (iii) 12 months of COBRA benefits, (iv) ten months of vesting acceleration for each of Mr. Christensen’s then-outstanding equity awards at the time of such Qualifying Termination (except with respect to awards that would otherwise vest only upon satisfaction of performance criteria, or Performance Awards, the vesting of which will be determined by the terms of the applicable Performance Award agreement), and (v) an extension of the period during which Mr. Christensen may exercise any of his stock options that are vested as of the time of such Qualifying Termination (after giving effect to the vesting acceleration described in clause (iv) above) to the earlier of (a) 12 months following such Qualifying Termination and (b) the expiration date of such stock options.

Mr. Christensen’s participation agreement provides further that in the event of a Qualifying Termination during a Change in Control Period, Mr. Christensen would receive the following benefits: (i) 18 months of his base salary in effect at the time of such Qualifying Termination, (ii) 100% of the pro-rata portion (based on days employed during the period) of his annual bonus determined to have been earned at the conclusion of the bonus performance period, (iii) 18 months of COBRA benefits, (iv) the full acceleration of vesting of any of Mr. Christensen’s then-outstanding equity awards (except with respect to Performance Awards, the vesting of which will be determined by the terms of the applicable Performance Award agreement), and (v) an extension of the period during which Mr. Christensen may exercise any of his stock options that are vested as of the time of such Qualifying Termination (after giving effect to the vesting acceleration described in clause (iv) above) to the earlier of (a) 12 months following such Qualifying Termination and (b) the expiration date of such stock options.

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

Participation Agreement With Ray Akhavan

Under the terms of Mr. Akhavan’s participation agreement, in the event of a Qualifying Termination other than during a Change in Control Period, Mr. Akhavan would receive the following benefits: (i) nine months of his base salary in effect at the time of such Qualifying Termination, (ii) 50% of the pro-rata portion (based on days employed during the period) of his annual bonus determined to have been earned at the conclusion of the bonus performance period, (iii) nine months of COBRA benefits, (iv) six months of vesting acceleration for each of Mr. Akhavan’s then-outstanding equity awards at the time of such Qualifying Termination (except with respect to Performance Awards, the vesting of which will be determined by the terms of the applicable Performance Award agreement), and (v) an extension of the period during which Mr. Akhavan may exercise any of his stock options that are vested as of the time of such Qualifying Termination (after giving effect to the vesting acceleration described in clause (iv) above) to the earlier of (a) six months following such Qualifying Termination and (b) the expiration date of such stock options.

Mr. Akhavan’s participation agreement provides further that in the event of a Qualifying Termination during a Change in Control Period, Mr. Akhavan would receive the following benefits: (i) 12 months of his base salary in effect at the time of such Qualifying Termination, (ii) 100% of the pro-rata portion (based on days employed during the period) of his annual bonus determined to have been earned at the conclusion of the bonus performance period, (iii) 12 months of COBRA benefits, (iv) the full acceleration of vesting of any of Mr. Akhavan’s then-outstanding equity awards (except with respect to Performance Awards, the vesting of which will be determined by the terms of the applicable Performance Award agreement), and (v) an extension of the period during which Mr. Akhavan may exercise any of his stock options that are vested as of the time of such Qualifying Termination (after giving effect to the vesting acceleration described in clause (iv) above) the earlier of (a) six months following such Qualifying Termination and (b) the expiration date of such stock options.

Executive Officer Equity Ownership Guidelines

In the interest of further aligning the interests of our stockholders and our directors and officers, on October 2, 2020, the Compensation Committee adopted DermTech, Inc. Stock Ownership Guidelines (the “Ownership Guidelines”). The Ownership Guidelines provide that within five years of their respective elections or appointments, our Chief Executive Officer, executive officers and our vice presidents who are not executive officers should own, directly or indirectly, a number of shares of our common stock valued at four times, two times and 1.5 times their annual base salaries, respectively. The Ownership Guidelines provide further that until the officers subject to the Ownership Guidelines meet the minimum described above, such officers shall not sell more than 50% of the shares of common stock held by such officers (not including shares sold to fund tax liabilities associated with the vesting of equity awards). The Compensation Committee administers and oversees compliance with the Ownership Guidelines.
Outstanding Equity Awards at 2023 Fiscal Year End
The following table presents outstanding equity awards held by our NEOs as of December 31, 2023.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Bret Christensen	5/8/2023	—	500,000	(2)	$2.49	5/8/2033
John Dobak, M.D.	1/14/2020	76,861	—	(3)	$9.73	1/14/2030
	6/25/2020	93,813	13,402	(4)	$14.90	6/25/2030
	3/29/2021	29,875	13,580	(5)	$44.48	3/29/2031
	6/25/2020						7,615	(6)	$13,326
	3/29/2021						9,124	(7)	$15,967
	3/25/2022						87,303	(11)	$152,780
Kevin Sun, MBA, MSSM	1/14/2020	30,983	—	(3)	$9.73	1/14/2030
	6/24/2020	30,719	4,389	(8)	$14.88	6/24/2030
	3/29/2021	8,206	3,731	(5)	$44.48	3/29/2031
	6/24/2020						2,494	(6)	$4,365
	3/29/2021						2,507	(7)	$4,387
	3/23/2022						31,340	(11)	$54,845
	3/7/2023						63,836	(12)	$111,713
Todd Wood	1/14/2020	22,535	—	(3)	$9.73	1/14/2030
	6/24/2020	24,567	—	(8)	$14.88	6/24/2030
	3/29/2021	8,351	—	(5)	$44.48	3/29/2031
Ray Akhavan	1/5/2021	45,572	16,928	(9)	$31.97	1/5/2031	15,625	(10)	$27,344
	3/23/2022						24,623	(11)	$43,090
	3/7/2023						50,158	(12)	$87,777
___________________________
(1)Reflects the number of restricted stock units multiplied by the closing price of the Company’s common stock on December 29, 2023 of $1.75.
(2)Twelve thirty-sixths (12/36) of the shares exercisable pursuant to the option vest on May 8, 2024 and the remaining twenty-four thirty-sixths (24/36) will vest in a series of eight (8) equal quarterly installments on the fifth day of each third month following May 8, 2024 until the final vesting date on May 8, 2026.
(3)The option vests in a series of thirty-six (36) successive equal monthly installments commencing one month following January 14, 2020, such that the option will be fully vested on January 14, 2023.
(4)Twelve forty-eighths (12/48) of the shares exercisable pursuant to the option vest on June 25, 2021 and the remaining thirty-six forty-eighths (36/48) vest in thirty-six (36) equal monthly installments of one forty-eighth (1/48) on the twenty-fifth day of each month following June 25, 2021 until December 31, 2023. On January 1, 2024, 13,402 shares become vested and exercisable pursuant to Dr. Dobak's Transition Agreement.
(5)Twelve forty-eighths (12/48) of the shares exercisable pursuant to the option vest on March 29, 2022 and the remaining thirty-six forty-eighths (36/48) vest in thirty-six (36) equal monthly installments of one forty-eighth (1/48) on the twenty-fifth day of each month following March 29, 2022 until the final vesting date on March 29, 2025. On January 1, 2024, 9,053 shares become vested and exercisable pursuant to Dr. Dobak's Transition Agreement.
(6)Twelve forty-eighths (12/48) of the restricted stock units vest on June 10, 2021 and the remaining thirty-six forty-eighths (36/48) vest in twelve (12) equal installments of three forty-eighths (3/48) on the tenth day of each third month following June 10, 2021 until the final vesting date on June 10, 2024. On January 1, 2024, 7,615 shares become vested pursuant to Dr. Dobak's Transition Agreement.
(7)Twelve forty-eighths (12/48) of the restricted stock units vest on March 5, 2022 and the remaining thirty-six forty-eighths (36/48) vest in twelve (12) equal installments of three forty-eighths (3/48) on the fifth day of each third month following March 5, 2022 until the final vesting date on March 5, 2025. On January 1, 2024, 5,474 shares become vested pursuant to Dr. Dobak's Transition Agreement.
(8)Twelve forty-eighths (12/48) of the shares exercisable pursuant to the option vest on June 24, 2021 and the remaining thirty-six forty-eighths (36/48) vest in thirty-six (36) equal monthly installments of one forty-eighth (1/48) on the twenty-fourth day of each month following June 24, 2021 until the final vesting date on June 24, 2024.
(9)Twelve forty-eighths (12/48) of the shares exercisable pursuant to the option vest on January 5, 2022 and the remaining thirty-six forty-eighths (36/48) vest in thirty-six (36) equal monthly installments of one forty-eighth (1/48) on the fifth day of each month following January 5, 2022 until the final vesting date on January 5, 2025.
(10)Award vests over four years in equal annual installments from the date of grant until the final vesting date on January 5, 2025.
(11)Twelve thirty-sixths (12/36) of the restricted stock units shall vest on March 5, 2023 and the remaining twenty-four thirty-sixths (24/36) shall vest in eight (8) equal installments of three thirty-sixths (3/36) on the fifth day of each third month following March 5, 2023 until the final vesting date on March 5, 2025. On January 1, 2024, 52,381 shares become vested pursuant to Dr. Dobak's Transition Agreement.
(12)Three thirty-sixths (3/36) of the restricted stock units shall vest on June 5, 2023 and the remaining thirty-three thirty-sixths (33/36) shall vest in eleven (11) equal installments of three thirty-sixths (3/36) on the fifth day of each third month following June 5, 2023 until the final vesting date on March 5, 2026.

Director Compensation

The table below shows all compensation earned by our non-employee directors during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		All Other Compensation ($)		Total ($)
Mark Capone (2)	50,000	89,639	(1)	—		139,639
Cynthia Collins (2)	67,000	89,639	(1)	—		156,639
Nathalie Gerschtein Keraudy (2)	45,000	89,639	(1)	—		134,639
Kirk Malloy (2)	47,000	89,639	(1)	—		136,639
Matthew Posard (2)	99,000	89,639	(1)	—		188,639
Herm Rosenman (2)	60,000	89,639	(1)	—		149,639
Monica Tellado (2)(3)	33,376	—		7,135	(3)	40,511
(1)Amounts reported represent the fair value of restricted stock units computed as of the grant date in accordance with FASB ASC Topic 718, in the amount of $89,639 for each of Mr. Capone, Ms. Collins, Ms. Gerschtein Keraudy, Mr. Malloy, Mr. Posard, and Mr. Rosenman based on the closing price of our common stock on June 1, 2023 of $2.51 with respect to 35,714 restricted stock units.
(2)As of December 31, 2023, our non-employee directors listed in the following table held the following aggregate numbers of shares subject to outstanding stock awards (representing unvested restricted stock units):

Name	Number of Shares Underlying Outstanding Stock Awards
Mark Capone	53,368
Cynthia Collins	35,714
Nathalie Gerschtein Keraudy	37,213
Kirk Malloy	53,368
Matthew Posard	35,714
Herm Rosenman	35,714
Monica Tellado	—
(3)Ms. Tellado’s term as a director expired at the 2023 Annual Meeting of Stockholders on May 31, 2023. In recognition of Ms. Tellado’s service as a director of the Company, our Compensation Committee fully accelerated the vesting of each of the unvested restricted stock units held by Ms. Tellado as of May 31, 2023. Amounts reported represent the fair value of the restricted stock units computed as of the acceleration date in accordance with FASB ASC Topic 718, in the amount of $7,135 for Ms. Tellado based on the closing price of our common stock on May 31, 2023 of $2.38 with respect to 2,998 restricted stock units.

Narrative to Director Compensation Table

2021 Non-Employee Director Compensation Policy

On March 29, 2021, at the recommendation of our Compensation Committee, the Board approved a Non-Employee Director Compensation Policy, or the 2021 Policy. Under the 2021 Policy, each non-employee director receives compensation for his or her service consisting of annual fees and equity awards.

Fees. The annual fees payable to our non-employee directors for their service as directors and as members of committees of the Board retroactively effective as of January 1, 2021 under the 2021 Policy are as follows:

•The chairperson of the Board will receive an annual fee in the amount of $80,000 per year.
•Each member of the Board, other than the chairperson of the Board, will receive an annual fee in the amount of $40,000 per year.
•The chairperson of the Audit Committee will receive additional annual cash compensation in the amount of $20,000 per year for such chairperson’s service on the Audit Committee. Each non-chairperson member of the Audit Committee will receive additional annual cash compensation in the amount of $10,000 per year for such member’s service on the Audit Committee.
•The chairperson of the Compensation Committee will receive additional annual cash compensation in the amount of $14,000 per year for such chairperson’s service on the Compensation Committee. Each non-chairperson member of the Compensation Committee will receive additional annual cash compensation in the amount of $7,000 per year for such member’s service on the Compensation Committee.
•The chairperson of the Nominating and Corporate Governance Committee will receive additional annual cash compensation in the amount of $10,000 per year for such chairperson’s service on the Nominating and Corporate Governance Committee. Each non-chairperson member of the Nominating and Corporate Governance Committee will receive additional annual cash compensation in the amount of $5,000 per year for such member’s service on the Nominating and Corporate Governance Committee.

Equity Awards. Under the 2021 Policy, equity awards for non-employee directors are as follows:

•Annual Grants to Incumbent Directors. Incumbent non-employee directors will receive an annual equity award consisting of a number of restricted stock units that represents a market value of $170,000 based on the most recent closing price of the Company’s common stock prior to the date of such grant, unless, at the sole discretion of the Compensation Committee, the number of restricted stock units is reduced (in which case in no event will it be reduced by more than one-half), to be granted on the date of the first meeting of the Board held following the annual meeting in each year commencing in 2021. Each annual grant of restricted stock units will vest in four equal quarterly installments over the one-year period following the grant date, subject to the continued service of the non-employee director. The release date for the shares underlying such annual grant of restricted stock units will be the date that the grant is fully vested, unless an election is made in advance of the grant for the release date to be the first business day in January of the year following the date that the grant is fully vested.
•One-Time Grants to Incumbent Directors. To the extent that any incumbent non-employee director was not granted a new director grant or a pro rata annual grant of restricted stock units upon joining the Board, such incumbent non-employee director received, on a one-time basis, a number of restricted stock units that represented a market value of $170,000 based on the average closing price of the Company’s common stock over the 20 trading days prior to the date of such grant, unless, at the sole discretion of the Compensation Committee, the number of restricted stock units was reduced (by no more than one-half). Any such one-time grant vested and was released on January 1, 2023.
•Initial Grants to Newly Elected or Appointed Directors. Newly elected or appointed non-employee directors will receive (i) a new director grant of restricted stock units equaling the number of restricted stock units awarded to each incumbent non-employee director under the most recent annual grant, unless the Compensation Committee determines to adjust the number of restricted stock units to be granted otherwise, and (ii) a pro rata annual grant in the form of restricted stock units equaling (a) the number of restricted stock units awarded to each incumbent non-employee director under the most recent annual grant, unless the Compensation Committee determines to adjust this otherwise, multiplied by (b) the number of months between the date that the new non-employee director first participates in a Board or Committee meeting as a Board member and the next annual meeting of stockholders (in all cases, rounded up to the next integer) divided by 12, to be effective on his or her initial appointment or election to the Board. Each new director grant will vest in three equal annual installments over the three-year period following the grant date, subject to the continued service of the non-employee director. The shares underlying such new director grant will be released as they vest, unless an election is made in advance of the grant for the three release dates to be the first business day in January of the year following each vest date, respectively. Each pro rata annual grant will vest in full on the last vest date of the prior year’s annual grants, subject to the continued service of the non-employee director. The release date for the shares underlying such pro rata annual grant of restricted stock units will be the date that such restricted stock units are fully vested, unless an election is made in advance of the grant for the release date to be the first business day in January of the year following the date that the grant is fully vested.

Directors may be reimbursed for reasonable out-of-pocket business expenses incurred in connection with their service as directors. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our Certificate of Incorporation and our Bylaws.

Non-Employee Director Equity Ownership Guidelines

The Ownership Guidelines provide that within five years of their respective elections or appointments our directors should own, directly or indirectly, a number of shares of our common stock valued at three times their annual cash retainers. The Ownership Guidelines provide further that until a director meets the minimum described above, such director shall not sell more than 50% of the shares of common stock held by such director (not including shares sold to fund tax liabilities associated with the vesting of equity awards).

Clawback Policy

On October 31, 2023, as recommended by the Compensation Committee of the Board, our Board approved and adopted the DermTech, Inc. Clawback Policy (the “Clawback Policy”) in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and applicable Nasdaq listing rules, a copy of which was filed as an exhibit to the Original Form 10-K. The Clawback Policy provides for the recovery or “clawback” of certain erroneously awarded incentive-based compensation in the event that the Company is required to prepare an accounting restatement. The Clawback Policy is effective as of October 2, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the ownership of our common stock as of April 15, 2024, by (i) those persons who are known by us to be the beneficial owner(s) of more than five percent of our common stock, (ii) each of our directors, director nominee, and NEOs and (iii) all of our current directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership generally includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of April 15, 2024, such as through the exercise of stock options, warrants or other rights or the vesting of restricted stock units. Unless otherwise indicated in the footnotes to this table, we believe each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.
The percentage of shares beneficially owned is computed on the basis of 34,962,994 shares of our common stock outstanding as of April 15, 2024. Shares of our common stock that the entity, person, or group has the right to acquire within 60 days of April 15, 2024, including common stock subject to (i) stock options exercisable within 60 days of April 15, 2024 and (ii) restricted stock units vesting within 60 days of April 15, 2024, are in each case deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address of each beneficial owner listed is c/o DermTech, Inc., 12340 El Camino Real, San Diego, California 92130.

Name and Address of Beneficial Owner**	Shares Beneficially Owned	Percentage of Beneficial Ownership
Beneficial Owners of More Than 5% of Our Common Stock
None	—	*

Named Executive Officers and Directors
Mark Capone (1)	37,615	*
Cynthia Collins (2)	78,050	*
Nathalie Gerschtein Keraudy (3)	41,405	*
Kirk Malloy (4)	42,020	*
Matthew Posard (5)	122,501	*
Herm Rosenman (6)	107,791	*
Bret Christensen (7)	169,166	*
Kevin Sun (8)	279,456	*
Ray Akhavan (9)	123,956	*
All current directors and executive officers as a group (nine persons) (9)	1,001,960	2.9%
*Indicates beneficial ownership of less than 1%.
** Addresses are given for beneficial owners of more than 5% of the outstanding common stock only.

(1)Consists of 28,686 shares of common stock and 8,929 shares of common stock that may be acquired pursuant to restricted stock units within 60 days after April 15, 2024.
(2)Consists of 69,121 shares of common stock and 8,929 shares of common stock that may be acquired pursuant to restricted stock units within 60 days after April 15, 2024.
(3)Consists of 32,476 shares of common stock and 8,929 shares of common stock that may be acquired pursuant to restricted stock units within 60 days after April 15, 2024.
(4)Consists of 33,091 shares of common stock and 8,929 shares of common stock that may be acquired pursuant to restricted stock units within 60 days after April 15, 2024.
(5)Consists of 122,501 shares of common stock.
(6)Consists of 98,862 shares of common stock and 8,929 shares of common stock that may be acquired pursuant to restricted stock units within 60 days after April 15, 2024.
(7)Consists of 2,500 shares of common stock and 166,666 of common stock that may be acquired pursuant to the exercise of stock options within 60 days after April 15, 2024.
(8)Consists of 189,539 shares of common stock, 15,108 shares of common stock that may be acquired pursuant to restricted stock units within 60 days after April 15, 2024 and 74,809 of common stock that may be acquired pursuant to the exercise of stock options within 60 days after April 15, 2024.

(9)Consists of 60,074 shares of common stock, 10,497 shares of common stock that may be acquired pursuant to restricted stock units within 60 days after April 15, 2024 and 53,385 of common stock that may be acquired pursuant to the exercise of stock options within 60 days after April 15, 2024.
(10)Includes the shares described in footnotes 1 through 9.

Equity Compensation Plan Information
The following table provides information as of December 31, 2023 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)		Weighted Average Exercise Price of Outstanding Options and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by Stockholders	2,704,143	(1)	$20.93	1,760,272	(3)
Equity compensation plans not approved by Stockholders	1,479,878	(4)	$3.16	169,350	(5)
Total:	4,184,021		$13.52	1,929,622
(1)Consists of 2,334,879 shares underlying outstanding awards under the DermTech, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) and 369,264 shares underlying outstanding awards under the DermTech, Inc. Amended and Restated 2010 Stock Plan (the “2010 Plan”).
(2)Restricted stock units are excluded from the weighted average exercise price calculation.
(3)Consists of (i) 1,094,034 shares available for issuance under the 2020 Plan and (ii) 666,238 shares available for issuance under the DermTech, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), of which 174,025 shares and 158,667 shares were subject to purchase during the ESPP purchase period ended February 28, 2023 and August 31, 2023, respectively. Pursuant to the terms of the 2020 Plan, the number of shares reserved for issuance under the 2020 Plan will automatically increase on the first day of each fiscal year beginning in fiscal year 2024 and ending on the second day of fiscal year 2025, by an amount equal to the lesser of (i) 5.0% of the number of shares of common stock outstanding on such date and (ii) an amount determined by the administrator of the 2020 Plan. Pursuant to the terms of the ESPP, the number of shares available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning in 2021 and ending on the first day of 2030, by an amount equal to the lesser of (i) 300,000 shares, (ii) 1% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the administrator of the ESPP. On January 1, 2024, the number of shares available for issuance under the 2020 Plan and the ESPP increased by 1,726,234 shares and 300,000 shares, respectively, pursuant to these provisions. These increases are not reflected in the table above.
(4)Consists of 1,479,878 shares underlying outstanding awards under the DermTech, Inc. 2022 Inducement Equity Incentive Plan (the “2022 Plan”).
(5)Consists of 169,350 shares available for issuance under the 2022 Plan.

2022 Inducement Equity Incentive Plan

On March 11, 2022, our Board unanimously approved the adoption of the DermTech, Inc. 2022 Inducement Equity Incentive Plan, as amended, or the 2022 Plan. The 2022 Plan initially reserved 950,000 shares of our common stock for issuance pursuant to awards granted under the 2022 Plan to persons to whom the Company may issue securities without stockholder approval as an inducement pursuant to Nasdaq Listing Rule 5635(c)(4). In September 2022, our Board amended and restated the 2022 Plan to reserve an additional 1,000,000 shares of common stock. In May 2023, our Board amended and restated the Inducement Plan to reserve an additional 500,000 shares of its common stock. The 2022 Plan provides for the grant of equity-based awards, including options, restricted and unrestricted stock awards, and other stock-based awards, and its terms are substantially similar to the 2020 Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Company Policy Regarding Related Party Transactions

Our Audit Committee is responsible for reviewing and approving all transactions in which we are a participant and in which any parties related to us, including our executive officers, directors, beneficial owners of more than 5% of our securities, immediate family members of the foregoing persons and any other persons whom our Board determines may be considered related parties, has or will have, a direct or indirect material interest. For purposes of our Audit Committee charter, a material interest is deemed to be any consideration received by such a party in excess of the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for its last two completed fiscal years.

In reviewing and approving such transactions, the Audit Committee shall obtain, or shall direct our management to obtain on its behalf, and consider all information that our Audit Committee believes to be relevant to a review of the transaction prior to its approval. Approval may be given by written consent of our Audit Committee.

The Audit Committee shall approve only those related party transactions that are determined to be in, or not inconsistent with, the best interests of the Company and its stockholders, taking into account all available facts and circumstances as our Audit Committee determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to, the material terms of the transaction, the nature of the related party’s interest in the transaction, the significance of the transaction to the related party and the nature of our relationship with the related party, the significance of the transaction to us and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances. No member of the Audit Committee may participate in any review, consideration or approval of any related party transaction with respect to which the member or any of his or her immediate family members is the related party, except that such member of the Audit Committee will be required to provide all material information concerning the related party transaction to the Audit Committee.

Except as otherwise set forth below, since the beginning of the fiscal year ended December 31, 2023, there were no transactions to which we were a party, nor are there any currently proposed transactions to which we will be a party, in which:

•the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for its last two completed fiscal years; and

•any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Marketing Services Agreement

During 2023 and 2022, we engaged EVERSANA Life Science Services, LLC (“EVERSANA”) to provide certain marketing services to the Company. Leana Wood, the spouse of Todd Wood, our former Chief Commercial Offer, is an employee of EVERSANA. Mr. Wood's last day of employment as Chief Commercial Officer of the Company was July 3, 2023. We incurred $0.9 million and $3.2 million in costs pursuant to such engagement for the years ended December 31, 2023 and 2022, respectively. Amounts due to EVERSANA were zero and $0.3 million as of December 31, 2023 and 2022, respectively.

Director Independence

Our common stock is listed on the Nasdaq Capital Market. Under Nasdaq rules, independent directors must comprise a majority of a listed company’s board of directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committee be independent. Audit committee and compensation committee members must also satisfy the enhanced independence criteria set forth in Rules 10A-3 and 10C-1 under the Exchange Act, respectively, and corresponding Nasdaq rules.

Based on information requested from and provided by each director concerning his or her background, employment and affiliations, our Board has determined that each of Cynthia Collins, Kirk Malloy, Mark Capone, Matthew Posard, Nathalie Gerschtein Keraudy and Herm Rosenman are independent directors within the meaning of applicable Nasdaq rules, and that each member of our audit committee and compensation committee satisfies the enhanced independence requirements of applicable Nasdaq and SEC rules. In making this determination, the current and prior relationships of each non-employee director with the Company and all other facts and circumstances deemed relevant were considered, including their beneficial ownership of our capital stock and any related party relationships involving the

Company and any such director, as described under “Certain Relationships and Related Person Transactions” below. Bret Christensen is not an independent director because he is an employee of the Company.

There are no family relationships between any director, director nominee or executive officer of the Company, and there are no arrangements or understandings between any director or director nominee and any other person pursuant to which such director or nominee was selected as a director or nominee.
Item 14. Principal Accountant Fees and Services.
The following table shows the fees billed by KPMG LLP for the audit of our annual financial statements for the last two fiscal years and for other services rendered by KPMG LLP to the Company during our last two fiscal years.

	Fiscal Year 2023	Fiscal Year 2022
Audit Fees (1)	$1,260,000	$1,317,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,260,000	$1,317,500
(1)Audit Fees represent fees and out-of-pocket expenses whether or not yet invoiced for professional services provided in connection with the audit of the Company’s financial statements, the review of the Company’s quarterly financial statements, the review of the Company’s registration statements on Forms S-3 and S-8, and audit services provided in connection with other regulatory filings.
Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy and procedures for pre-approving all audit and non-audit services to be performed by our independent auditors. The policy requires pre-approval of all services rendered by our independent auditors either as part of the Audit Committee’s approval of the scope of the engagement of the independent auditors or on a case-by-case basis. The Audit Committee has authorized its Chair to pre-approve individual expenditures of audit and non-audit services. Any pre-approval decision must be reported to the Audit Committee at the next regularly scheduled Audit Committee meeting. All audit fees for 2023 and 2022 described above were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)The following documents are filed as part of this Amendment No. 1 on Form 10‑K/A:
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
			S-4/A	8/7/2019	333-232181
2.2	First Amendment to Agreement and Plan of Merger, dated as of August 1, 2019, by and among the Company, DermTech Operations, Inc. and DT Merger Sub, Inc.		S-4/A	8/2/2019	333-232181
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended		10-Q	8/3/2023	001-38118
3.2	Bylaws of the Company		10-K	3/11/2020	001-38118
4.1	Specimen Stock Certificate		10-Q	8/5/2020	001-38118
4.2	Specimen Warrant Certificate of the Company		S-1/A	6/9/2017	333-218093
4.3	Warrant Agreement, dated June 19, 2017, by and between the Company and Continental Stock Transfer & Trust Company		8-K	6/23/2017	001-38118
4.4*	Form of Management Warrant		8-K	9/5/2019	001-38118
4.5	Form of Series C Warrant		8-K	9/5/2019	001-38118
4.6	Form of Placement Agent Warrant 2015 and July 2016		8-K	9/5/2019	001-38118
4.7	Form of Placement Agent Warrant December 2016		S-1	5/4/2020	333-237991
4.8	Form of Placement Agent Warrant 2017 and 2018		S-1	5/4/2020	333-237991
4.9	Form of 2020 Placement Agent Warrant		S-1/A	2/6/2020	333-235780
4.10	Form of Omnibus Warrant Amendment for 2015 and July 2016 Placement Agent Warrants		S-1	5/4/2020	333-237991
4.11	Omnibus Warrant Amendment for December 2016, 2017 and 2018 Placement Agent Warrants, dated as of March 30, 2020 by and between the Company and Paulson Investment Company, LLC		S-1	5/4/2020	333-237991
4.12	Description of Securities		10-K	2/29/2024	001-38118
10.1	Sales Agreement, dated November 10, 2020, by and between the Company and Cowen and Company, LLC		8-K	11/10/2020	001-38118

10.2	Form of Registration Rights Agreement, dated March 4, 2020, by and among the Company and the Purchasers	8-K	3/2/2020	001-38118
10.3	Registration Rights Agreement, dated August 29, 2019, by and among the Company, certain stockholders of the Company and certain stockholders of DermTech Operations, Inc.	8-K	9/5/2019	001-38118
10.4*	Employment Agreement, dated June 26, 2012, between DermTech Operations and John Dobak	S-4	6/18/2019	333-232181
10.5*	Amendment to Employment Agreement, dated February 28, 2014, by and between DermTech Operations and John Dobak	S-4	6/18/2019	333-232181
10.6*	Offer of Employment Letter, dated October 1, 2015, from DermTech Operations to Burkhard Jansen	S-4	6/18/2019	333-232181
10.7*	Offer of Employment Letter, dated December 7, 2018, from DermTech Operations to Todd Wood	S-4	6/18/2019	333-232181
10.8*	Offer of Employment Letter, dated August 14, 2019, from the Company to Kevin Sun	8-K	9/17/2019	001-38118
10.9*	Offer of Employment Letter, dated September 23, 2019, from the Company to Claudia Ibarra	8-K	3/24/2020	001-38118
10.10*	Offer of Employment Letter, dated October 14, 2020, from the Company to Ray Akhavan	10-K	3/5/2021	001-38118
10.11*	DermTech, Inc. 2020 Equity Incentive Plan, as amended and restated on May 31, 2023	8-K	06/05/23	001-38118
10.12*	Form of Stock Option Agreement and Forms of Stock Option Grant Notice under the DermTech, Inc. 2020 Equity Incentive Plan	8-K	5/27/2020	001-38118
10.13*	Form of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Award Grant Notice under the DermTech, Inc. 2020 Equity Incentive Plan	8-K	5/27/2020	001-38118
10.14*	Amended and Restated 2010 Stock Plan of the Company, included as Annex E to the proxy statement/prospectus/information statement forming a part of the referenced filing	S-4/A	8/7/2019	333-232181
10.15*	Form of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2010 Stock Plan of the Company	S-1	1/3/2020	333-235780
10.16*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the Amended and Restated 2010 Stock Plan of the Company	S-1	1/3/2020	333-235780
10.17*	2020 Form of Stock Option Agreement and Forms of Stock Option Grant Notice under Amended and Restated 2010 Stock Plan	8-K	1/21/2020	001-38118
10.18*	2020 Form of Restricted Stock Unit Agreement and Forms of Restricted Stock Unit Award Grant Notice under Amended and Restated 2010 Stock Plan	8-K	1/21/2020	001-38118
10.19*	Form of Indemnification Agreement	8-K	9/5/2019	001-38118
10.20*	2023 Corporate Bonus Plan of the Company	10-K	3/2/2023	001-38118

10.21*	Resignation Letter, dated June 30, 2021, by and between the Company and Scott Pancoast	8-K	7/2/2021	001-38118
10.22*	DermTech, Inc. Change in Control and Severance Plan	8-K	4/1/2021	001-38118
10.23*	Form of Participation Agreement under the DermTech, Inc. Change in Control and Severance Plan	10-Q	5/13/2021	001-38118
10.24*	Amended and Restated Non-Employee Director Compensation Policy	10-Q	5/13/2021	001-38118
10.25	Standard Multi-Tenant Officer Lease–Net and Addendum to Lease, dated January 25, 2013, by and between DermTech Operations and AG/Touchstone TP, LLC	8-K	9/5/2019	001-38118
10.26	First Amendment to Standard Rental Lease, Storage Lease and Signage to Expand and Extend Term, dated January 30, 2014, by and between DermTech Operations and AG/Touchstone TP, LLC	8-K	9/5/2019	001-38118
10.27	Assignment, Consent to Assignment, and Second Amendment to Standard Multi-Lease–Net, dated November 21, 2016, by and between DermTech Operations and AG/Touchstone TP, LLC	8-K	9/5/2019	001-38118
10.28	Third Amendment to Lease, dated August 6, 2019, by and between DermTech Operations and HCP Torrey Pines, LLC	8-K	9/5/2019	001-38118
10.29	Fourth Amendment to Lease, dated as of September 10, 2019, by and between the Company and HCP Torrey Pines, LLC	8-K	9/23/2019	001-38118
10.30	Fifth Amendment to Lease and Signage Lease, dated February 5, 2020, by and between the Company and HCP Torrey Pines, LLC	S-1/A	2/6/2020	333-235780
10.31	Office Lease, dated July 1, 2021, by and between the Company and Kilroy Realty, L.P.	8-K	7/7/2021	001-38118
10.32*	DermTech, Inc. Second Amended and Restated 2022 Inducement Equity Incentive Plan	8-K	05/09/2023	333-263484
10.33*	Form of Stock Option Grant Notice and Stock Option Agreement under the DermTech, Inc. 2022 Inducement Equity Incentive Plan	S-8	3/11/2022	333-263484
10.34*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the DermTech, Inc. 2022 Inducement Equity Incentive Plan	S-8	3/11/2022	333-263484
10.35	First Amendment Office Lease, dated April 22, 2022, by and between the Company and Kilroy Realty, L.P.	10-Q	8/8/2022	001-38118
10.36	Second Amendment of Office Lease, dated April 22, 2022, by and between the Company and Kilroy Realty, L.P.	10-Q	8/8/2022	001-38118
10.37	Third Amendment to Office Lease, dated effective October 7, 2022, by and between the Company and Kilroy Realty, L.P.	8-K	11/14/2022	001-38118
10.38	Second Amended and Restated Non-Employee Director Compensation Policy DermTech, Inc.	10-Q	8/8/2022	001-38118

10.39	Sales Agreement, dated August 8, 2022, by and between the Company and Cowen		S-3	8/8/2022	333-266650
10.40*	DermTech, Inc. Amended and Restated 2020 Employee Stock Purchase Plan		10-Q	11/3/2022	001-38118
10.41*	Transition Agreement, dated March 1, 2023, by and between the Company and John Dobak		10-Q	5/4/2023	001-38118
10.42*^	Separation Agreement, dated June 26, 2023, by and between the Company and Todd Wood		8-K/A	7/13/2023	001-38118
10.43*^	Employment Agreement, dated May 8, 2023, by and between the Company and Bret Christensen		8-K	5/9/2023	001-38118
10.44*	Offer Letter, dated September 5, 2023, by and between the Company and Mark Aguillard		8-K	9/11/2023	001-38118
10.45*^	Separation Agreement, dated January 31, 2024, by and between the Company and Claudia Ibarra		10-K	02/29/24	001-38118
21.1	Subsidiaries of the Company		10-K	03/02/23	001-38118
23.1	Consent of KPMG LLP, independent registered public accounting firm		10-K	02/29/24	001-38118
24.1	Powers of Attorney (included on signature page)		10-K	02/29/24	001-38118
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	DermTech, Inc. Clawback Policy		10-Q	11/02/23	001-38118
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023 has been formatted in Inline XBRL	X

*	Management contract or compensatory plan or arrangement.

^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
**	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

DERMTECH, INC.

Date: April 26, 2024	By:	/s/ Bret Christensen
Bret Christensen
Chief Executive Officer (Principal Executive Officer)