Form 10-Q
period 2024-03-31
DermTech, Inc.
filed 2024-05-15
CIK 1651944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2024, the registrant had 34,962,994 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DERMTECH, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$27,579	$36,741
Short-term marketable securities	11,400	19,123
Accounts receivable	2,497	2,584
Inventory	831	1,004
Prepaid expenses and other current assets	1,892	2,300
Total current assets	44,199	61,752
Property and equipment, net	4,498	4,988
Operating lease right-of-use assets	50,806	51,722
Restricted cash	3,467	3,468
Total assets	$102,970	$121,930
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,913	$1,484
Accrued compensation	5,248	6,664
Accrued liabilities	1,943	2,017
Short-term deferred revenue	203	196
Current portion of operating lease liabilities	3,194	3,069
Current portion of finance lease obligations	17	17
Total current liabilities	12,518	13,447

Long-term finance lease obligations, less current portion	34	38
Operating lease liabilities, long-term	50,424	51,270
Total liabilities	62,976	64,755
Stockholders’ equity:
Common stock, $0.0001 par value per share; 100,000,000 and 100,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 34,962,994 and 34,524,677 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	483,752	480,929
Accumulated other comprehensive income	184	178
Accumulated deficit	(443,945)	(423,935)
Total stockholders’ equity	39,994	57,175
Total liabilities and stockholders’ equity	$102,970	$121,930
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Test revenue	$3,677	$3,425
Contract revenue	168	52
Total revenues	3,845	3,477
Cost of revenues:
Cost of test revenue	3,085	3,791
Cost of contract revenue	47	30
Total cost of revenues	3,132	3,821
Gross profit/(loss)	713	(344)
Operating expenses:
Sales and marketing	7,817	15,417
Research and development	3,266	4,409
General and administrative	10,138	11,875
Total operating expenses	21,221	31,701
Loss from operations	(20,508)	(32,045)
Other income:
Interest income, net	498	782
Change in fair value of warrant liability	—	(7)
Total other income	498	775
Net loss	$(20,010)	$(31,270)
Weighted average shares outstanding used in computing net loss per share, basic and diluted	34,706,491	30,557,216
Net loss per share of common stock outstanding, basic and diluted	$(0.58)	$(1.02)
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(20,010)	$(31,270)
Unrealized net gain on marketable securities and cash equivalents	6	485
Comprehensive loss	$(20,004)	$(30,785)
See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2023	34,524,677	$3	$480,929	$178	$(423,935)	$57,175
Issuance of common stock under stock plans, net of shares withheld for employee taxes	293,326	—	(32)	—	—	(32)
Issuance of common stock from Employee Stock Purchase Plan	144,991	—	158	—	—	158
Unrealized net gain on available-for-sale marketable securities and cash equivalents	—	—	—	6	—	6
Stock-based compensation	—	—	2,697	—	—	2,697
Net loss	—	—	—	—	(20,010)	(20,010)
Balance, March 31, 2024	34,962,994	$3	$483,752	$184	$(443,945)	$39,994

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2022	30,297,408	$3	$456,171	$(774)	$(323,047)	$132,353
Issuance of common stock at a weighted average price of $3.68 through at-the-market offering, net of $0.1 million issuance costs	107,451	—	270	—	—	270
Issuance of common stock under stock plans, net of shares withheld for employee taxes	510,027	—	92	—	—	92
Issuance of common stock from Employee Stock Purchase Plan	174,025	—	576	—	—	576
Unrealized net gain on available-for-sale marketable securities and cash equivalents	—	—	—	485	—	485
Stock-based compensation	—	—	4,736	—	—	4,736
Net loss	—	—	—	—	(31,270)	(31,270)
Balance, March 31, 2023	31,088,911	$3	$461,845	$(289)	$(354,317)	$107,242

See accompanying notes to unaudited condensed consolidated financial statements.

DERMTECH, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(20,010)	$(31,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	490	466
Change in fair value of warrant liability	—	7
Amortization of operating lease right-of-use assets	916	1,207
Stock-based compensation	2,697	4,736
Amortization of premiums, net of accretion of discounts on marketable securities	(104)	(6)
Loss on disposal of equipment	—	(29)
Changes in operating assets and liabilities:
Accounts receivable	87	482
Inventory	173	183
Prepaid expenses and other current assets	407	1,592
Operating lease liabilities	(721)	(227)
Accounts payable, accrued liabilities and deferred revenue	362	1,169
Accrued compensation	(1,416)	(338)
Net cash used in operating activities	(17,119)	(22,028)
Cash flows from investing activities:
Purchases of marketable securities	—	(16,481)
Sales and maturities of marketable securities	7,834	9,044
Purchases of property and equipment	—	(757)
Net cash provided by/(used in) investing activities	7,834	(8,194)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with at-the-market offering, net	—	270
Proceeds from issuance of common stock under stock plans, net of shares withheld for employee taxes	(32)	92
Proceeds from contributions to the Employee Stock Purchase Plan	158	576
Principal repayments of finance lease obligations	(4)	(22)
Net cash provided by financing activities	122	916
Net decrease in cash, cash equivalents and restricted cash	(9,163)	(29,306)
Cash, cash equivalents and restricted cash, beginning of period	40,209	81,245
Cash, cash equivalents and restricted cash, end of period	$31,046	$51,939

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$27,579	$48,438
Restricted cash	3,467	3,501
Total cash, cash equivalents and restricted cash	$31,046	$51,939

Supplemental cash flow information:
Cash paid for interest on finance lease obligations	$5	$1
Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment recorded in accounts payable	$—	$16
Change in unrealized net gains/(losses) on available-for-sale marketable securities	$(77)	$485
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
(b)    Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of DermTech, Inc. and its subsidiary. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements and accompanying notes do not include all the information and disclosures required by U.S. GAAP for complete financial statements and should be read together with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.
The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2024, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
The Company has incurred operating losses since inception and has an accumulated deficit of $443.9 million as of March 31, 2024. As of March 31, 2024, cash and cash equivalents totaled approximately $27.6 million and short-term marketable securities totaled approximately $11.4 million. For the three months ended March 31, 2024, the Company reported a net loss of $20.0 million and cash used in operating activities of $17.1 million. The Company's transition to profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The timing and amount of the Company's actual expenditures will be based on many factors, including cash flows from operations and the potential growth of its business, and may vary from current estimates. The Company's management expects that based on its currently planned business operations and considering the restructuring activities implemented in June 2023, January 2024 (Note 5) and April 2024 (Note 7) currently available resources will not provide sufficient funds to meet its anticipated operating costs within the Evaluation Period. The Company currently anticipates that it will need to complete a strategic transaction and/or raise additional capital, increase average selling prices and revenues and may need to further reduce operating costs following or prior to the expiration of the Evaluation Period. Accordingly, the Company has concluded that substantial doubt exists about the Company's ability to continue as a going concern for a period of at least 12 months from the date of issuance of the unaudited condensed consolidated financial statements for the quarter ended March 31, 2024. If the Company is unable to obtain additional funding on acceptable terms when and as needed or otherwise successfully complete a strategic transaction, it may be forced to delay or further reduce the scope of its commercial and sales activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in its financial statements, further curtail planned operations or cease operations entirely and wind down its business. Any of these could materially and adversely affect the Company's liquidity, financial condition and business prospects and, as a result, the Company’s stockholders may not receive full value, or may receive no value, for their investment. In light of the Company’s existing cash and cash equivalents and our current obligations, such a liquidation or disposition process may occur subject to bankruptcy protections, which may further reduce the value that the Company may receive for its assets.
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
Test Revenue
The Company generates revenues from its DermTech Melanoma Test or “DMT” which assists a clinician’s diagnosis of melanoma in patients. Prior to March 1, 2024, the Company offered an optional add-on test, the DMT with TERT, which has been discontinued. The Company provides prescribing clinicians with its Smart Sticker to perform non-invasive skin biopsies of clinically ambiguous pigmented skin lesions on patients. Once the sample is collected by a healthcare clinician, it is returned to the Company’s CLIA laboratory for analysis. The patient’s ribonucleic acid (“RNA”) and deoxyribonucleic acid (“DNA”) are extracted from the Smart Sticker and analyzed using gene expression and sequencing technology to determine if the pigmented skin lesion contains certain genomic features indicative of melanoma. Upon completion of the gene expression analysis, a final report is drafted and provided to the clinician detailing the test results for the pigmented skin lesion indicating whether the sample collected is indicative of melanoma or not.
The Company periodically updates its estimate of the variable consideration recognized for previously delivered performance obligations. These updates resulted in an increase of $73,000 in revenue for the three months ended March 31, 2024 and a decrease of $0.5 million in revenue for the three months ended March 31, 2023. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements.
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
(a) Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Test Revenue:
DermTech Melanoma Test	$3,677	$3,425
Contract Revenue:
Adhesive patch kits	144	36
RNA extractions	6	2
Project management fees	18	14
Total revenues	$3,845	$3,477
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
The Company records a deferred revenue liability if a customer pays consideration before the Company transfers a good or service to the customer. Deferred revenue primarily represents upfront milestone payments, for which consideration is received prior to when goods/services are completed or delivered. Upfront fees that are estimated to be recognized as revenue more than one year from the date of collection are classified as long-term deferred revenue. Short-term deferred revenue as of March 31, 2024 and December 31, 2023 was $0.2 million and $0.2 million, respectively.
Remaining performance obligations include deferred revenue and amounts the Company expects to receive for goods and services that have not yet been delivered or provided under existing agreements. For agreements that have an original duration of one year or less, the Company has elected the practical expedient applicable to such agreements and does not disclose the remaining performance obligations at the end of each reporting period. As of March 31, 2024, the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed agreements with an original duration of one year or more was immaterial.
(f)    Accounts Receivable
Test Accounts Receivable
Due to the nature of the Company’s test revenue, it can take a significant amount of time to collect upon billed tests. The Company prepares an analysis on reimbursement collections and data obtained for each financial reporting period to determine the amount of receivables to be recorded relating to tests performed in the applicable period. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Adjustments for implicit price concessions attributable to variable consideration are incorporated into the measurement of the accounts receivable balances. The Company recorded $2.4 million and $2.5 million of net test accounts receivable as of March 31, 2024 and December 31, 2023, respectively.

Contract Accounts Receivable
Contract accounts receivable are recorded at the net invoice value and are not interest bearing. The Company reserves specific receivables if collectability is no longer reasonably assured, and, as of March 31, 2024, the Company did not maintain any reserves over contract receivables as they relate to large established credit worthy customers. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company recorded $0.1 million and $0.1 million of contract accounts receivable as of March 31, 2024 and December 31, 2023, respectively.
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
Outstanding anti-dilutive securities not included in diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2024	2023
Shares issuable upon exercise of common stock warrants	705	709
Shares issuable upon exercise of stock options	1,720	1,523
Shares issuable upon the release of restricted stock units	1,811	4,011
	4,236	6,243
(h)    Accounting Pronouncements Issued But Not Yet Effective
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
2.    Balance Sheet Details
Short-Term Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of debt securities classified as available-for-sale securities by major security type and class of security as of March 31, 2024 were as follows (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Short-term marketable securities, available-for-sale:
Corporate debt securities	$605	$—	$(3)	$602
U.S. government debt securities	10,713	106	(21)	10,798
Total short-term marketable securities, available-for-sale	$11,318	$106	$(24)	$11,400

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
As of March 31, 2024, all debt securities with estimated market value of $11.4 million had contractual maturities of less than 12 months. As of December 31, 2023, all debt securities with estimated market value of $19.1 million had contractual maturities of less than 12 months.
The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. It was determined that no credit losses existed as of March 31, 2024 or December 31, 2023 because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. Gross realized gains and losses on the Company’s debt securities for the three months ended March 31, 2024 and 2023 were not significant.
The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2024 aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	March 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-term marketable securities, available-for-sale:
Corporate debt securities	$602	$(3)	$—	$—	$602	$(3)
U.S. government debt securities	2,490	(8)	4,370	(13)	6,860	(21)
Total short-term marketable securities, available-for-sale	$3,092	$(11)	$4,370	$(13)	$7,462	$(24)
The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-term marketable securities, available-for-sale:
Corporate debt securities	$596	$(3)	$—	$—	$596	$(3)
U.S. government debt securities	1,991	(6)	5,566	(41)	7,557	(47)
Total short-term marketable securities, available-for-sale	$2,587	$(9)	$5,566	$(41)	$8,153	$(50)

Prepaid Expenses and Property and Equipment, Net
Condensed consolidated balance sheet details are as follows (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses and other current assets:
Prepaid expenses	$1,241	$1,719
Other current assets	651	581
Total prepaid expenses and other current assets	$1,892	$2,300
Property and equipment, gross:
Laboratory equipment	$6,055	$6,100
Computer equipment	831	831
Furniture and fixtures	1,248	1,248
Leasehold improvements	604	604
Total property and equipment, gross	8,738	8,783
Less accumulated depreciation	(4,240)	(3,795)
Total property and equipment, net	$4,498	$4,988
Accrued Compensation and Accrued Liabilities
Condensed consolidated balance sheet details are as follows (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation:
Accrued bonus and commissions	$2,350	$3,534
Accrued salaries and wages	2,898	3,130
Total accrued compensation	$5,248	$6,664
Accrued liabilities:
Accrued consulting services	$365	$262
Customer refund liability	1,008	1,008
Restructuring liability	93	10
Other accrued expenses	477	737
Total accrued liabilities	$1,943	$2,017

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
The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market	$844	$—	$—	$844
U.S. government debt securities	—	14,365	—	14,365
Total cash equivalents	844	14,365	—	15,209
Marketable securities, available for sale:
Corporate debt securities	—	602	—	602
U.S. government debt securities	—	10,798	—	10,798
Total marketable securities, available for sale	—	11,400	—	11,400
Total assets measured at fair value on a recurring basis	$844	$25,765	$—	$26,609
The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money Market	$5,518	$—	$—	$5,518
Corporate debt securities	—	—	—	—
U.S. government debt securities	—	9,481	—	9,481
Total cash equivalents	5,518	9,481	—	14,999
Marketable securities, available for sale:
Corporate debt securities	—	595	—	595
Municipal debt securities	—	—	—	—
U.S. government debt securities	—	18,528	—	18,528
Total marketable securities, available for sale	—	19,123	—	19,123
Total assets measured at fair value on a recurring basis	$5,518	$28,604	$—	$34,122

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

As of March 31, 2024 and December 31, 2023, the Company maintains letters of credit of $3.5 million and $3.5 million, respectively, related to its lease arrangements, secured by cash as of March 31, 2024 and money market accounts as of December 31, 2023, in accordance with certain of its lease agreements. The amounts are recorded at fair value using Level 1 inputs and included as restricted cash in the condensed consolidated balance sheets.
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

During 2023, the Company issued an aggregate of 2,038,661 shares of common stock pursuant to the 2020 Sales Agreement at a weighted average purchase price of $2.68 resulting in aggregate gross proceeds of approximately $5.5 million, reduced by $0.3 million in issuance costs, resulting in net proceeds to the Company of approximately $5.2 million. As of March 31, 2024, the 2020 Sales Agreement has been fully utilized, and no additional shares of common stock may be sold pursuant to the 2020 Sales Agreement.

On August 8, 2022, the Company entered into a second sales agreement (the “2022 Sales Agreement”) with Cowen relating to the sale of shares of the Company’s common stock from time to time with an aggregate offering price of up to $75.0 million under a second at-the-market offering program. During 2023, the Company issued an aggregate of 130,598 shares of common stock pursuant to the 2022 Sales Agreement at a weighted average purchase price of $2.49 resulting in aggregate gross proceeds of approximately $0.3 million, reduced by $0.2 million in issuance costs, resulting in net proceeds to the Company of approximately $0.1 million. The Company did not issue any shares of common stock pursuant to the 2022 Sales Agreement during the three months ended March 31, 2024. As of March 31, 2024, $74.7 million is available pursuant to the Company's 2022 Sales Agreement.

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
In 2021, a total of 12,120,397 SPAC Warrants were exercised, resulting in the Company’s issuance of 3,030,092 shares of common stock and the receipt of $69.7 million in gross proceeds. Outstanding SPAC Warrants totaled 2,815,853 as of March 31, 2024 and December 31, 2023. Private SPAC Warrants that were still owned by the original holder totaled 80,350 as of March 31, 2024 and December 31, 2023.

Placement Agent Warrants
In connection with several of DermTech Operations’ financings that took place between 2015 and 2018, DermTech Operations engaged a registered placement agent to assist in marketing and selling common and preferred units. From 2015 to 2016, DermTech Operations issued 168,522 seven-year warrants to purchase one share of common stock each at an exercise price of $8.68 per share. From 2016 to 2018, DermTech Operations issued 72,658 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share. In 2020, the Company issued 15,724 seven-year warrants to purchase one share of common stock at an exercise price of $9.54 per share in connection with the Company’s 2018 bridge note financing. Outstanding placement agent warrants totaled 570 and 570 as of March 31, 2024 and December 31, 2023, respectively.
(c)    Stock-Based Compensation
Stock-based compensation expense for employee options, RSUs, the purchase rights issued under the DermTech, Inc. 2020 Employee Stock Purchase Plan, as amended (the “2020 ESPP”), and consultant options was recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$115	$412
Sales and marketing	495	1,508
Research and development	540	561
General and administrative	1,547	2,255
Total stock-based compensation	$2,697	$4,736

The total compensation cost related to non-vested awards not yet recognized as of March 31, 2024 was $13.6 million, which is expected to be recognized over a weighted average term of 2.14 years.
5.    Commitments and Contingencies
January 2024 Restructuring Plan
On January 29, 2024, the Company's board of directors approved a restructuring plan (the “January 2024 Restructuring Plan”) to continue to align the Company’s resources with its previously announced strategic prioritization for the DMT in June 2023. The January 2024 Restructuring Plan included a reduction of the Company’s workforce by approximately 15%. The actions associated with the employee restructuring under the January 2024 Restructuring Plan were substantially completed in the first quarter of 2024.
The Company incurred $1.3 million in restructuring charges in connection with the Restructuring Plan for the three months ended March 31, 2024, which consist of $1.1 million in charges related to severance payments and employee benefits and $0.2 million in charges related to stock-based compensation for the acceleration of share-based awards. Restructuring charges are included in general and administrative expenses in the condensed consolidated statement of operations.

The restructuring liability as of March 31, 2024 is $0.1 million and is included within accrued liabilities in the condensed consolidated balance sheets.
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

6.    Related Party Transactions
During 2023, the Company engaged EVERSANA Life Science Services, LLC and its subsidiary Intouch Group, LLC (collectively, “EVERSANA”) to provide certain marketing services to the Company. Leana Wood, the spouse of Todd Wood, the Company’s former Chief Commercial Officer, is an employee of EVERSANA. Mr. Wood's last day of employment as Chief Commercial Officer of the Company was July 3, 2023. The Company incurred $0.5 million in costs for the three months ended March 31, 2023.
There were no other related party transactions identified during the three months ended March 31, 2024 and 2023.
7.    Subsequent Events
On April 18, 2024, the Company's board of directors approved a restructuring plan (the “April 2024 Restructuring Plan”) to support the range of strategic alternatives being explored and reduce overall operating expenses to preserve cash. The April 2024 Restructuring Plan included a reduction of the Company’s workforce by approximately 56%.
The Company estimates that it will incur aggregate pre-tax charges of approximately $1.6 million in connection with the April 2024 Restructuring Plan, primarily consisting of severance payments, employee benefits, outplacement services and related costs. The actions associated with the employee restructuring under the April 2024 Restructuring Plan are expected to be substantially complete in the second quarter of 2024.
On May 7, 2024, the Company received notice from Kilroy Realty, L.P. (the “Landlord”) of a potential event of default under that certain Office Lease, by and between the Landlord and the Company, dated as of July 1, 2023 (as amended, the “Lease”) for failure to pay Basic Rent and Additional Rent (as each term is defined in the Lease) in the aggregate amount of $0.7 million (the “Past Due Rent”) by no later than May 8, 2024, the date that is five business days after the date the Past Due Rent was due. As of the date hereof, the Company has not paid the Past Due Rent. The Landlord stated in its notice that it reserves the right to exercise any and all rights and remedies to which it is entitled under the Lease and California law as a result of an event of default, including, but not limited to, immediately filing an action for breach of lease to recover rent as it becomes due, drawing on the $3.5 million letter of credit held by Landlord, clawing back any previously granted rent abatement, and/or terminating the Lease. The Company is working with the Landlord to come to an amicable resolution. However, no assurance can be given that the parties will reach an amicable resolution on a timely basis, on favorable terms, or at all. If the Company is unable to resolve the purported default under the Lease, it would have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of DermTech, Inc. (together with its subsidiaries, “DermTech,” “we,” “us,” “our” or the “Company”) should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited condensed consolidated financial statements and notes thereto and the MD&A for the fiscal year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, (the “SEC”) on February 29, 2024.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report, including the following MD&A, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are intended to be covered by the “safe harbor” created by those sections. All statements, other than statements of historical facts, contained in this report, including statements regarding DermTech’s or its management’s intentions, beliefs, expectations and strategies for the future and its statements, estimates and expectations regarding market size, future performance estimates or estimates of future results, the Restructuring Plan, its potential cost savings and any related future effects of the Restructuring Plan, are forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” "might," “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential,” “could,” “would,” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements are made as of the date of this report, deal with future events, are subject to various risks and uncertainties, and actual results could differ materially from those anticipated in those forward-looking statements. The risks and uncertainties that could cause actual results to differ materially are more fully described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 or in this Quarterly Report on Form 10-Q. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.
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
We are addressing unmet needs in the clinical evaluation pathway of pigmented skin lesions, such as moles or dark colored skin spots. The DermTech Melanoma Test (“DMT”) facilitates the clinical assessment of pigmented skin lesions for melanoma. We initially focused on marketing the DMT to a large group of dermatology clinicians and are currently prioritizing billable samples in geographies where we have payor coverage versus overall volume growth as one factor to potentially increase average selling price. In connection with the restructuring plan completed in January 2024, we reduced the number of our sales territories from approximately 60 territories to approximately 55 territories. In connection with the restructuring plan completed in April 2024, we reduced the number of our sales territories from approximately 55 territories to approximately 5 territories effective by the end of the second quarter of 2024. These remaining sales territories will have a larger geographic responsibility and will prioritize certain ordering clinicians. The application of our Smart Sticker to collect samples non-invasively may allow us to eventually market the DMT to primary care physicians more broadly, beyond integrated primary care networks. We process our tests in our high complexity molecular laboratory that is Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified, accredited by the Joint Commission, formerly the Joint Commission on Accreditation of Healthcare Organizations (“JCO”) and licensed by the State of California as well as other states requiring out-of-state licensure, including New York. We also provide laboratory services to several pharmaceutical companies that access our technology on a contract basis for their clinical trials or other studies to advance new drugs.

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
Discontinuation of Optional TERT Add-On Assay
Effective March 1, 2024, the Company discontinued the optional TERT promoter mutation add-on assay for the DMT. Multiple studies, including the Company’s recently completed Trust 2 Study, demonstrated the foundational DMT’s NPV to be 99% or higher. A high NPV for a rule-out test provides assurance to clinicians and patients that a suspicious pigmented lesion which tests negative is unlikely to be a melanoma. The TERT promoter mutation assay was offered as an optional add-on to the foundational gene expression assay for LINC00518 and PRAME based on initial validation data suggesting it conferred a modest increase in NPV. However, in the clinical setting, less than one-third of patient samples contain sufficient genomic material for TERT analysis. In the Trust 2 Study, the addition of TERT analysis decreased specificity slightly without providing a statistically significant increase in NPV.
Restructuring Plans
On June 26, 2023, the Company’s board of directors approved the 2023 Restructuring Plan, which included restructuring actions primarily related to sales, marketing and general and administrative functions and resulted in a workforce reduction of approximately 15% of the Company’s workforce.
On January 29, 2024, our board of directors approved restructuring actions (the “January 2024 Restructuring Plan), which primarily affected operations, but impacted the entire organization, and resulted in a workforce reduction of approximately 15% of the Company's workforce. The Company incurred $1.3 million in restructuring charges in connection with the January 2024 Restructuring Plan for the three months ended March 31, 2024.

On April 18, 2024, the Company's board of directors approved additional restructuring actions (the “April 2024 Restructuring Plan), to support the range of strategic alternatives being explored and reduce overall operating expenses to preserve cash. The April 2024 Restructuring Plan included a reduction of the Company’s workforce by approximately 56%. The Company estimates that it will incur aggregate pre-tax charges of approximately $1.6 million in connection with the April 2024 Restructuring Plan, primarily consisting of severance payments, employee benefits, outplacement services and related costs. The actions associated with the employee restructuring under the April 2024 Restructuring Plan are expected to be substantially complete in the second quarter of 2024.
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
We have a current CLIA certificate of accreditation from the Centers for Medicare and Medicaid Services (“CMS”) to perform high-complexity testing and a state license issued by California’s Department of Public Health, Laboratory Field Services. We hold certificates of accreditation from JCO. We previously held certificates of accreditation from CAP. In mid-February 2024, we received a notification from CAP that our accreditation with CAP would not be renewed on its renewal date, and terminated as of April 6, 2024. The notice did not provide a specific reason for this decision. We designated JCO as our primary accrediting organization, effective February 29, 2024.
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
Financing Activities
2022 At-The-Market Offering

On August 8, 2022, we entered into a sales agreement with Cowen relating to the sale of shares of our common stock from time to time with an aggregate offering price of up to $75.0 million (the "2022 Sales Agreement"). We did not issue any shares of common stock pursuant to the 2022 Sales Agreement prior to the year ended December 31, 2022. During 2023, we issued an aggregate of 130,598 shares of common stock pursuant to the 2022 Sales Agreement at a weighted average purchase price of $2.49 resulting in aggregate gross proceeds of approximately $0.3 million, reduced by $0.2 million in issuance costs, resulting in net proceeds of approximately $0.1 million. As of March 31, 2024, $74.7 million was available pursuant to our 2022 Sales Agreement. However, our ability to utilize the $74.7 million of capacity remaining under the 2022 Sales Agreement is limited by our compliance with the baby shelf rules (as defined below). As of February 29, 2024, the date we filed our Annual Report, our public float was less than $75 million, and under SEC regulations, for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any 12-month period using shelf registration statements subject to Instruction I.B.6. to Form S-3 is limited to an aggregate of one-third of our public float, which is referred to as the “baby shelf rules.” As of May 8, 2024, our public float was approximately $22.0 million, based on 34,347,612 shares of outstanding common stock held by non-affiliates and at a price of $0.64 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on May 8, 2024.

Results of Operations
Three Months Ended March 31, 2024 and March 31, 2023

(In thousands, except per share amounts, percentages and billable test revenue samples)	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues:
Test revenue	$3,677	$3,425	$252	7%
Contract revenue	168	52	116	*
Total revenues	3,845	3,477	368	11%
Cost of revenues:
Cost of test revenue	3,085	3,791	(706)	(19)%
Cost of contract revenue	47	30	17	57%
Total cost of revenues	3,132	3,821	(689)	(18)%
Gross profit	713	(344)	1,057	*
Gross profit (loss) as a percent of total revenue	19%	(10)%
Operating expenses:
Sales and marketing	7,817	15,417	(7,600)	(49)%
Research and development	3,266	4,409	(1,143)	(26)%
General and administrative	10,138	11,875	(1,737)	(15)%
Total operating expenses	21,221	31,701	(10,480)	(33)%
Loss from operations	(20,508)	(32,045)	11,537	(36)%
Other income:
Interest income, net	498	782	(284)	(36)%
Change in fair value of warrant liability	—	(7)	7	(100)%
Total other income	498	775	(277)	(36)%
Net loss	$(20,010)	$(31,270)	$11,260	(36)%
Basic and diluted net loss per share	$(0.58)	$(1.02)	$0.44	(43)%

Other Operating Data:
Billable test revenue samples	15,360	17,800	(2,440)	(14)%
* Absolute value percentage change greater than 100

Test Revenue
Test revenues increased $0.3 million, or 7%, to $3.7 million for the three months ended March 31, 2024, compared to $3.4 million for the three months ended March 31, 2023. The increase in test revenues was primarily driven by an increase in average selling price due to an increase in covered lives, prioritization of billable sample volume with contracted payors, and lower revenue adjustments for tests run in prior periods.
Billable samples decreased to approximately 15,360 for the three months ended March 31, 2024, compared to approximately 17,800 for the three months ended March 31, 2023. Sample volume is dependent on two major factors: the number of clinicians who order a test in any given quarter and the number of tests ordered by each clinician during the period. The number of ordering clinicians and the utilization per clinician can vary based on a number of factors including the types of skin cancer conditions presented to clinicians, clinician reimbursement, office workflow, market awareness, clinician education and other factors. We are also currently prioritizing volume in geographies where we have payor coverage versus overall volume growth as one factor to potentially increase average selling price. The decrease in sample volume was due in part to our prioritization of reimbursed tests instead of total volume, the overall reduction in the size of our sales force, and our cessation of testing pediatric patients and patients with certain Fitzpatrick skin types. We anticipate that the reduction in sales territories from our Restructuring Plans may further reduce billable sample volumes and revenues in 2024.
Contract Revenue
Contract revenues with pharmaceutical companies increased $0.1 million to $0.2 million for the three months ended March 31, 2024, compared to $0.1 million for the three months ended March 31, 2023. The increase is attributable to a higher number of kit shipments to our contract research customers. Contract revenues can be highly variable as it is dependent on the pharmaceutical customers’ clinical trial progress, which can be difficult to forecast due to variability of patient enrollment, drug safety and efficacy and other factors.
Cost of Revenue
Cost of revenues decreased $0.7 million, or 18%, to $3.1 million for the three months ended March 31, 2024, compared to $3.8 million for the three months ended March 31, 2023. The decrease was primarily due to a reduction in employee compensation related cost from our 2023 Restructuring Plan and our January 2024 Restructuring Plan offset by increased costs from our new facility.
As of March 31, 2024, a large portion of the costs of revenue still remain fixed, and these costs include the CLIA facility, quality assurance, management and supervision and equipment calibration and depreciation. The variable cost of revenue expenses incurred primarily relate to compensation-related costs for our laboratory scientists and technicians, laboratory supplies, shipping costs and Smart Sticker collection kits. We remain committed to continuing the improvements of our laboratory processes in order to become more cost efficient and productive.
Operating Expenses
Sales and Marketing
Sales and marketing expenses decreased $7.6 million, or 49%, to $7.8 million for the three months ended March 31, 2024, compared to $15.4 million for the three months ended March 31, 2023. The decrease was due to a reduction in employee compensation related cost from our 2023 Restructuring Plan and our January 2024 Restructuring Plan, reduced spend around marketing activities, reduced consulting and conference costs.
Research and Development
R&D expenses decreased $1.1 million, or 26%, to $3.3 million for the three months ended March 31, 2024, compared to $4.4 million for the three months ended March 31, 2023. The decrease was due to reduced compensation costs from lower headcount from our 2023 Restructuring Plan and January 2024 Restructuring Plan and lower clinical study costs.

General and Administrative
General and administrative expenses decreased $1.7 million, or 15%, to $10.1 million for the three months ended March 31, 2024, compared to $11.9 million for the three months ended March 31, 2023. The decrease was due to a reduction in employee compensation related costs from our 2023 Restructuring Plan and January 2024 Restructuring Plan and reduced facility costs, partially offset by $1.3 million in costs related to the January 2024 Restructuring Plan.
Interest Income, net
Interest income, net of $0.5 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively, consists primarily of interest earned on our short-term marketable securities.
Liquidity and Capital Resources
We have never been profitable and have historically incurred substantial net losses, including net losses of $100.9 million for the 12 months ended December 31, 2023 and $20.0 million for the three months ended March 31, 2024. As of March 31, 2024, our accumulated deficit was $443.9 million, and for the three months ended March 31, 2024, we had negative operating cash flow of $17.1 million. At the end of 2020 and throughout 2021 and 2023, we raised approximately $50.3 million in gross proceeds facilitated through our at-the-market offerings. In addition, we completed an underwritten public offering in January 2021, which raised a total of $143.7 million in gross proceeds. We have historically financed operations through private placement and public equity offerings.
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
As of March 31, 2024, our cash and cash equivalents totaled approximately $27.6 million and short-term marketable securities totaled approximately $11.4 million. Our management has evaluated whether our cash and cash equivalents on hand would be sufficient to sustain projected operating activities through at least the next 12 months from the issuance of our unaudited condensed consolidated financial statements for the quarter ended March 31, 2024 (this 12-month period from the date of issuance, the “Evaluation Period”) as required by Accounting Standards Codification 205-40 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This assessment must be made by management on a quarterly basis based on the facts and circumstances then in existence and available to or known by management and entails analyzing prospective operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances.
Our management expects that based on our currently planned business operations and the anticipated cost savings of the Restructuring Plans, currently available resources will not provide sufficient funds to meet its anticipated operating costs for at least the next 12 months from the Evaluation Period. As previously announced, we are exploring a broad range of potential strategic alternatives, and, given the potential large cash outflows associated with certain strategic alternatives, we are not providing a cash runway estimate. Accordingly, the Company has concluded that substantial doubt exists about the Company's ability to continue as a going concern for a period of at least 12 months from the date of issuance of the our unaudited condensed consolidated financial statements for the quarter ended March 31, 2024.
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
Even if we obtain enough capital to fund anticipated operating costs for at least the next 12 months, we expect to incur significant additional operating losses over at least the next several years. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements in order to support our planned operations and to continue developing and commercializing genomic tests. Our present and future funding requirements will depend on many factors, including:
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
If we are unable to complete a strategic transaction or otherwise obtain additional funding on acceptable terms when and as needed, we may be forced to delay or further reduce the scope of our commercial and sales activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in our financial statements, further curtail planned operations or cease operations entirely and wind down our business. Any of these could materially and adversely affect our liquidity, financial condition and business prospects and, as a result, our stockholders may not receive full value, or may receive no value, for their investment. In light of our existing cash and cash equivalents and our current obligations, such a liquidation or disposition process may occur subject to bankruptcy protections, which may further reduce the value that we may receive for our assets.
Cash Flow Analysis

(amounts in thousands)	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(17,119)	$(22,028)
Net cash provided by/(used in) investing activities	7,834	(8,194)
Net cash provided by financing activities	122	916
Net cash used in operating activities for the three months ended March 31, 2024 totaled $17.1 million, primarily driven by the $20.0 million net loss, offset partially by non-cash related items, including $2.7 million in stock-based compensation, $0.9 million in amortization of operating lease ROU assets and $0.5 million in depreciation. In addition, we had a net cash outflow of $1.1 million through net changes in working capital balances driven primarily by cash inflows of $0.1 million due to the decrease in accounts receivable, $0.2 million from the decrease in inventory, $0.4 million through the decrease of prepaid expenses and other current assets, $0.4 million through the increase in accounts payable, accrued liabilities and deferred revenue offset by the cash outflows of $1.4 million from the decrease in accrued compensation, and $0.7 million from the decrease in operating lease liabilities.
Net cash provided by investing activities for the three months ended March 31, 2024 totaled $7.8 million, which related to inflow from the sales and maturities of marketable securities.
Net cash provided by financing activities for the three months ended March 31, 2024 totaled $0.1 million, which was driven primarily by proceeds from contributions to the 2020 ESPP.
Off-Balance Sheet Arrangements
As of March 31, 2024, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Significant Judgments and Estimates

Critical accounting policies, significant judgments and estimates are those that we believe are most important for the portrayal of our financial condition and results and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting estimates previously disclosed in our Annual Report.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective as of such date for this purpose.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. Because legal proceedings are inherently uncertain, we are unable to predict the ultimate outcome of these matters.

On October 16, 2023, a putative class action lawsuit titled Bagheri v. DermTech, Inc., et al., Case No. 23-cv-1885-DMS-JLB, was filed in the United States District Court for the Southern District of California against the Company and certain of our current and/or former officers (collectively, “Defendants”). On December 5, 2023, a second complaint titled Quarford v. DermTech, Inc. et al., Case No. 23-cv-2221-JES-DDL (S.D. Cal.), was filed against the same Defendants and alleging same causes of action as the Bagheri lawsuit. On January 17, 2024, the Court consolidated the two actions, which is now titled In re Dermtech, Inc. Securities Litigation, Case No. 3:23-cv-1885-DMS-JLB (S.D. Cal.). On April 1, 2024, the lead plaintiff filed a consolidated and amended complaint on behalf of persons and entities that purchased or otherwise acquired DermTech securities between March 8, 2021 and May 3, 2023. The amended complaint alleges that Defendants violated Sections 10(b) and 20(a) of the Exchange Act by making false and misleading statements regarding our business, operations, and prospects. Defendants’ responses currently are due on May 31, 2024. The action includes claims for damages and an award of attorney’s fees and reasonable costs. Given the early stage of this litigation, the probability of a particular outcome cannot be determined at this time. We intend to vigorously defend against all claims.
On December 15, 2023, a shareholder derivative lawsuit titled Fleischman v. DermTech, Inc., et al., Case No. 23-cv-2289-AJB-BGS was filed in the United District Court for Southern District of California against certain of our current and former officers and/or directors (collectively, “Defendants”). The lawsuit is purportedly filed on our behalf and alleges claims for breach of fiduciary duties, unjust enrichment, gross mismanagement, abuse of control, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and seeks contribution under Sections 10(b) and 21D of the Exchange Act. Pursuant to the parties’ agreement, the Court has stayed this action pending a resolution of our forthcoming motion to dismiss the pending securities class action described above. Given the early stage of this litigation, the probability of a particular outcome cannot be determined at this time. Defendants intend to vigorously defend against all claims.
Item 1A. Risk Factors.

Except as set forth below, there have not been any material changes to the risk factors disclosed in our Annual Report.

If we fail to achieve the cost savings and benefits expected of the Restructuring Plans, our business prospects and our financial condition may be adversely affected. Further, the Restructuring Plans could result in disruptions to our business.

The actual savings or benefits from the Restructuring Plans may be less than expected or substantially less than expected. The restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from operations. Further, the Restructuring Plans may result in unexpected expenses or liabilities and/or write-offs. If the Restructuring Plans fail to achieve some or all of the expected cost-savings and benefits, our cash resources may not last as long as estimated and our business, results of operations and financial condition could be materially and adversely affected.

We cannot assure you that our evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to the Company could adversely affect our business and our shareholders.

On April 18, 2024, we announced our process to explore strategic alternatives, including an acquisition, merger, reverse merger, business combination, sale of assets, licensing or other transaction. No assurance can be given as to the outcome of the process, including whether the process will result in any particular outcome. Any potential transaction may be dependent on a number of factors that may be beyond our control, for example, market conditions, industry trends or acceptable terms. The process of reviewing potential strategic alternatives may be time consuming, distracting and disruptive to our business operations. In addition, given that the exploration of strategic alternatives may eventually result in a potential sale, merger or other strategic transaction, any perceived uncertainty regarding our future operations or employment needs may limit our ability to retain or hire qualified personnel and may contribute to unplanned loss of highly skilled employees through attrition, and result in the loss of brokers, agents or customers with whom we do business. We may ultimately determine that no transaction is in the best interest of our stockholders. Even if we are able to complete a strategic transaction, our stockholders may not receive value or significant value or their investment. We do not intend to comment further regarding the review of strategic alternatives until we determine disclosure is necessary or advisable. Accordingly, speculation regarding any developments associated with our review of strategic alternatives and any perceived uncertainties related to us or our business could cause the price of our shares to fluctuate significantly.

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

There is substantial doubt regarding our ability to continue as a going concern. As of March 31, 2024, our cash and cash equivalents totaled approximately $27.6 million and short-term marketable securities totaled approximately $11.4 million. Based on our current business operations, we believe our current cash and cash equivalents will not be sufficient to meet our anticipated cash requirements for at least the next twelve months after the date the financial statements are issued, and thus, we have concluded that substantial doubt exists about our ability to continue as a going concern. As previously announced, we are exploring a broad range of potential strategic alternatives, and, given the potential large cash outflows associated with certain strategic alternatives, we are not providing a cash runway estimate. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. If we are unable to obtain additional funding on acceptable terms when and as needed, we may be forced to delay or reduce the scope of our commercial and sales activities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in our financial statements, further curtail planned operations or cease operations entirely and wind down our business. Any of these could materially and adversely affect the Company's liquidity, financial condition and business prospects and, as a result, our stockholders may not receive full value, or may receive no value, for their investment. In light of our existing cash and cash equivalents and our current obligations, such a liquidation or disposition process may occur subject to bankruptcy protections, which may further reduce the value that we may receive for our assets.

During the year ended December 31, 2023, we raised aggregate gross proceeds of approximately $0.3 million, and net proceeds to the Company of approximately $0.1 million, in connection with our existing at the market offering. We did not raise funds pursuant to our existing at the market offering during the quarter ended March 31, 2024. Our ability to utilize the $74.7 million of capacity remaining under our at the market offering sales agreement is limited by our compliance with the baby shelf rules (as defined below). As of the filing of this Annual Report on Form 10-K, our public float is less than $75 million, and under SEC regulations, for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements subject to Instruction I.B.6. to Form S-3 is limited to an aggregate of one-third of our public float, which is referred to as the “baby shelf rules.”

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
•costs of and potential delays in product development; and
•changes in regulatory oversight applicable to the DMT.

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

Our shares of common stock could be delisted from the Nasdaq Capital Market which could result in, among other things, a decline in the price of our common stock and less liquidity for holders of shares of our common stock.

Our common stock is listed on the Nasdaq Capital Market, which imposes, among other requirements, a minimum $1.00 per share bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The closing bid price for our common stock must remain at or above $1.00 per share to comply with the Bid Price Requirement for continued listing. On April 15, 2024, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us, that, for the preceding 30 consecutive trading days, the closing bid price for shares of our common stock was below the minimum $1.00 per share requirement and that we had failed to comply with the Bid Price Requirement.

In accordance with Nasdaq rules, we have been provided until October 14, 2024 (the “Compliance Date”) to regain compliance with the Bid Price Requirement. To regain compliance with the Bid Price Requirement, the closing bid price of the common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day compliance period. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iii), if the price of our common stock is less than $0.10 during a compliance period, the Staff will issue a delisting determination for our common stock.

If we are not in compliance with the Bid Price Requirement by the Compliance Date, we may qualify for a second 180-calendar day compliance period. To qualify for this additional compliance period, we will be required to meet the continued listed requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Bid Price Requirement, and must notify Nasdaq in writing of its intention to cure the deficiency during the second compliance period.

If we do not regain compliance with the Bid Price Requirement by the Compliance Date and are not eligible for an additional compliance period at that time, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq Hearing Panel. There can be no assurance that we will regain compliance, receive any subsequent compliance period or otherwise maintain compliance with any of the other listing requirements.

Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. Other consequences could include: adversely affecting our ability to obtain equity financing at acceptable terms, a negative effect on the common stock trading volume, price, and an increase in the stock volatility, and a possible loss of confidence by shareholders, employees, and business partners. We cannot ensure that our common stock, if delisted from the Nasdaq Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

If the U.S. Food and Drug Administration (the “FDA”) were to begin requiring approval or clearance of the DMT and our planned future tests, or our proprietary specimen collection kit, we could incur substantial costs and time delays associated with meeting requirements for premarket clearance or approval. In addition, if the FDA is successful in implementing the recently issued final rule on laboratory developed tests (“LDTs”), we may become subject to extensive device-related regulatory requirements with respect to the DMT and our planned future tests.

The laws and regulations governing the marketing of diagnostic products are evolving, extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Pursuant to its authority under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the FDA has jurisdiction over medical devices, including in vitro diagnostics (“IVDs”) and, therefore, our clinical laboratory tests; however, we believe our laboratory tests qualify as LDTs, which have historically been subject to the FDA’s enforcement discretion whereby the agency did not generally actively enforce its regulatory requirements for such tests that are designed, manufactured and performed within a single high-complexity CLIA-certified laboratory. Among other things, pursuant to the FDCA and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses.

We believe that our tests, as utilized in our clinical laboratory, are not currently subject to the FDA’s medical device regulations and the applicable FDCA provisions due to their status as LDTs. However, in October 2023, the FDA issued a proposed rule aimed at regulating LDTs under the current medical device framework and proposing to phase out its existing enforcement discretion policy for this category of diagnostic tests. The agency’s final rule was released to the public on April 29, 2024 and was officially published in the Federal Register on May 6, 2024, with an effective date of July 5, 2024. The agency’s final rule provides that the LDT enforcement policy phase-out process will occur in gradual stages over a total period of four years, with premarket approval applications for high-risk tests to be submitted by the 3.5-year mark. Moderate-risk and low-risks tests are expected to be in compliance at the 4-year mark, although the FDA has stated that if premarket submissions are pending review it will continue to exercise enforcement discretion with respect to those tests. The FDA’s final rule is complex and, concurrently, the agency announced several exceptions from the requirement to comply with full medical device regulatory controls, depending upon the specific nature of the LDT and the clinical laboratory that is offering such LDT for use by health care providers. We have begun the process of evaluating the final rule’s potential impact on our tests, our operations, and our business more generally.

Litigation challenging the agency’s authority to take adopt this final rule is highly likely, although the outcome of such litigation is uncertain. Litigation challenging the final rule may also have an impact on the FDA’s plans to implement these new LDT requirements, making the potential implementation timeline somewhat uncertain. Affected stakeholders continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the FDA’s final rule, which may be disruptive to the industry and to patient access to certain diagnostic tests. However, this FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other in vitro diagnostic tests, as discussed further below.

In addition, our proprietary specimen collection kit is a medical device that must be analyzed under the FDA’s regulations separately from the DMT and any other clinical tests we may offer in the future. We believe the Smart Sticker we provide for collection and transport of skin samples from a health care provider (or in our available telemedicine option, from the patient directly followed supervised self-collection of the sample) to our clinical laboratory is considered a Class I medical device, subject to the FDA’s general device controls but exempt from premarket review. However, the FDA could assert the Smart Sticker is non-exempt or is a Class II or III device, which would subject it to premarket clearance or approval requirements, which could be time-consuming and expensive. While we believe that we are currently in material compliance with applicable laws and regulations, we cannot assure you that the FDA, or other regulatory agencies, would agree with our determinations. Any determination by the government that we have violated the FDCA or any FDA regulations, or a public announcement that we are being investigated for possible violations of these laws or regulations, could adversely affect our business, prospects, results of operations or financial condition.

Separately from the FDA’s efforts to modernize its approach to IVDs offered as LDTs, members of Congress have been working for the past several years on legislation to create an LDT and IVD regulatory framework that would be separate and distinct from the existing medical device regulatory framework. For example, as drafted and re-introduced for consideration by the current Congress, the Verifying Accurate, Leading-edge IVCT Development Act (the “VALID Act”) would codify into law the term “in vitro clinical test” to create a new medical product category separate from medical device that includes all products currently regulated as IVDs as well as LDTs. The VALID Act would also create a new system for labs and hospitals to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients. Most recently, on March 21, 2024, the House Committee on Energy and Commerce held a subcommittee hearing titled “Evaluating Approaches to Diagnostic Test Regulation and the Impact of the FDA’s Proposed Rule.” The private witnesses testifying at the hearing expressed broad support for the bipartisan VALID Act instead of the FDA’s plan to use its medical device authorities to regulate LDTs.

It is unclear whether Congress will take action, through the VALID Act or otherwise, to supersede the FDA’s recent final rule with comprehensive diagnostic reform legislation, or whether such legislation would be signed into law by President Biden. In addition, at this time, it is unclear what testing and data may be required to support any required FDA clearance or approval of our tests, should the final rule be fully implemented as envisioned by the FDA and the U.S. Department of Health and Human Services.

Whether the FDA implements the LDT final rule or as a result of new legislative authority, if the FDA disagrees with our assessment that the DMT is an LDT, the DMT would for the first time be subject to a variety of regulatory requirements, including but not limited to registration and listing, medical device reporting, and quality control. We also could be required to obtain premarket clearance or approval for our existing test and any new tests we are developing or may develop, which may force us to cease marketing the DMT until we obtain the required clearance or approval. The premarket review process for diagnostic products can be lengthy, expensive, time-consuming, and unpredictable. Further, obtaining premarket clearance or approval from the FDA may involve, among other things, successfully completing clinical trials. Clinical trials require significant time and cash resources and are subject to a high degree of risk, including risks of experiencing delays, failing to complete the trial or obtaining unexpected or negative results. If we are required to obtain premarket clearance or approval and/or conduct premarket clinical trials, our development costs could significantly increase, our introduction of any new tests we may develop may be delayed, and sales of our existing test could be interrupted or stopped. Any of these outcomes could reduce our revenue or increase our costs and materially adversely affect our business, prospects, results of operations, or financial condition. Moreover, any cleared or approved labeling claims may not be consistent with our current claims or adequate to support continued adoption of and reimbursement for the DMT. For instance, if we are required by the FDA to label the DMT as investigational, or if labeling claims the FDA allows us to make are limited, order levels may decline, and reimbursement may be adversely affected. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our existing test or from tests we may develop.

The requirement of premarket review could negatively affect our business until such review is completed and regulatory clearance or approval is obtained. The FDA could require that we stop selling the DMT pending premarket clearance or approval, regardless of any enforcement discretion policies historically or presently being exercised by the agency with respect to IVDs offered as LDTs. Under the staggered 4-year timeline for phasing in regulatory requirements included in the May 2024 LDT final rule, the FDA has indicated that clinical laboratory tests that have appropriate premarket applications submitted to the agency by the relevant deadline will remain subject to enforcement discretion during the regulatory review period. The regulatory authorization process may involve, among other things, successfully completing additional clinical trials and making a premarket submission, such as a 510(k) notification, a premarket approval application or a de novo device classification request to the FDA, depending upon each test’s individual risk classification. If the FDA requires any form of premarket review, the DMT may not be cleared or approved on a timely basis, if at all. We may also decide voluntarily to pursue FDA premarket review and authorization of the DMT if we determine that doing so would be appropriate, or to do so following implementation of the FDA’s final rule should any potential litigation not delay such implementation. As noted above, the final rule is complex and includes an exception for “currently marketed IVDs offered as LDTs.”

Additionally, should future regulatory actions affect any of the reagents we obtain from suppliers and use in conducting the DMT, our business could be adversely affected in the form of increased costs of testing or delays, limits, or prohibitions on the purchase of reagents necessary to perform DMT testing. While we qualify all materials used in our products in accordance with the regulations and guidelines of CLIA, the FDA has promulgated regulations, and may continue to issue guidance for industry, that may impact our ability to purchase materials necessary for the performance of the DMT. Over the next several years, the LDT final rule will phase-in quality system requirements for clinical laboratory manufacturers of such tests, which include mandatory supplier controls, and at some point in the future our tests will become subject to those rules for device quality systems. If any of the reagents we obtain from suppliers and use in the DMT are affected by future regulatory actions, our business could be adversely affected, including by increasing the cost of evaluating suppliers and of testing or delaying, limiting, or prohibiting the purchase of reagents necessary to perform testing with our products.

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
Item 5. Other information.
During the three months ended March 31, 2024, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.
The following documents are filed as part of this Form 10-Q.

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended		10-Q	001-38118	8/03/23
3.2	Bylaws of the Company		10-K	001-38118	3/11/20
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL.	X
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

DermTech, Inc.

Date: May 14, 2024	By:	/s/ Bret Christensen
Bret Christensen
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Kevin Sun
Kevin Sun
Chief Financial Officer (Principal Financial and Accounting Officer)